Form 10-Q
period 2010-09-30
Avenue South Ltd.
filed 2010-11-17
CIK 1496690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 333-168346

AVENUE SOUTH LTD.
(Exact name of registrant as specified in its charter)

Nevada	26-0478989
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5 Victory Road
Suffern, NY	10901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code): (845) 548-0888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [   ]

As of November 17, 2010, there were 4,200,000 shares of company common stock issued and outstanding.

AVENUE SOUTH LTD.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

Item	1.	Financial Statements (unaudited)

		Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and March 31, 2010	3

		Condensed Consolidated Statements of Operations and Comprehensive Income for three and six months ended September 30, 2010 and 2009	4

		Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the six months ended September 30, 2010	5

		Condensed Consolidated Statements of Cash Flows (unaudited) for six months ended September 30, 2010 and 2009	6

		Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item	4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item	1.	Legal Proceedings	17

Item	1A	Risk Factors	17

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item	3.	Defaults Upon Senior Securities	17

Item	4.	Removed and Reserved	17

Item	5.	Other Information	17

Item	6.	Exhibits	18

SIGNATURES			19

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of our registration statement on Form S-1 that was filed with the Securities & Exchange Commission on October 26, 2010. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

  our ability to obtain sufficient working capital to support our business plans;

  our ability to expand our product offerings;

  our ability to continue to receive orders from our major client;

  our ability to survive through the current difficult retail environment and changing economic conditions that may further adversely affect consumer demand and spending, and as a result, adversely affect our financial condition

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s opinions only as of the date thereof. We undertake no obligation to revise or publicly release the results of any revision of our forward-looking statements, except as required by law.

Item 1. Financial Statements

AVENUE SOUTH LTD.
( A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$124,730	$123,420
Total Assets	124,730	123,420

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accrued expenses	$3,000	$—
Due to related parties	77,210	112,210
Total Liabilities	80,210	112,210

Commitments and contingencies

Stockholder’s Equity:
Common stock , $0.001 par value; 100,000,000 shares authorized;
4,200,000 shares and 2,450,000 shares issued and outstanding at
September 30, 2010 and March 31, 2010, respectively.	4,200	2,450
Common stock subscribed, 1,750,000 shares	—	35,000
Additional paid-in capital	49,800	16,550
Deficit accumulated during the development stage	(9,480)	(7,790)
Stock subscription receivable	—	(35,000)

Total Stockholder’s Equity	44,520	11,210

Total Liabilities and Stockholder’s Equity	$124,730	$123,420

See accompanying notes to unaudited consolidated financial statements

AVENUE SOUTH LTD. ( A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED

					Successor	Predecessor
	Successor	Successor	Successor	Successor	For the period from	For the period from
	For the six	For the six	For the three	For the three	July 6, 2007	February 15, 2005
	months ended	months ended	months ended	months ended	(Date of Inception) to	(Date of Inception)
	September 30,	September 30,	September 30,	September 30,	September 30,	to July 5,
	2010	2009	2010	2009	2010	2007
Revenue
Sales	$62,465	$—	$42,455	$—	$76,675	$10,787
Cost of sales	53,749	—	36,801	—	64,024	8,675
Gross Margin	8,716	—	5,654	—	12,651	2,112
Operating Expenses
Other selling, general and administrative expenses	10,406	2,375	10,291	1,677	22,131	40,024

Total operating expenses	10,406	2,375	10,291	1,677	22,131	40,024

Net operating loss	(1,690)	(2,375)	(4,637)	(1,677)	(9,480)	(37,912)
Other Income (expenses)	—	—	—	—	—	—
Net loss	$(1,690)	$(2,375)	$(4,637)	$(1,677)	$(9,480)	$(37,912)

Loss per common share:
- Basic and fully diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares
- Basic and fully diluted	3,339,344	2,450,000	4,200,000	2,450,000

See accompanying notes to unaudited consolidated financial statements

AVENUE SOUTH LTD. ( A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY UNAUDITED

						Deficit
					Additional	Accumulated	Stock	Total
	Common Stock		Capital Stock Subscribed		Paid	During the	Subscription	Stockholder’s
Predecessor Entity	Shares	Amount	Shares	Amount	In capital	Development Stage	Receivable	Equity
Balance, February 15, 2005
(Inception of Predecessor Entity)	—	$—	—	$—	$—	$—	$—	$—
Share issued in inception	1	100	—	—	—	—	—	100

Net loss for the period	—	—	—	—	—	(2,167)	—	(2,167)
Balance, March 31, 2005	1	100	—	—	—	(2,167)	—	(2,067)

Net loss for the year	—	—	—	—	—	(15,439)	—	(15,439)
Balance, March 31, 2006	1	100	—	—	—	(17,606)	—	(17,506)

Net loss for the year	—	—	—	—	—	(275)	—	(275)
Balance, March 31, 2007	1	100	—	—	—	(17,881)	—	(17,781)

Net loss for the year	—	—	—	—	—	(20,031)	—	(20,031)
Balance, July 5, 2007	1	$100	—	$—	$—	(37,912)	$—	(37,812)

Successor Entity
Balance, July 6, 2007
(Inception of Successor Entity)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Common Stock	2,000,000	2,000	—	—	8,000	—	—	10,000
Net loss for the period	—	—	—	—	—	(1,225)	—	(1,225)
Balance, March 31, 2008	2,000,000	2,000	—	—	$8,000	(1,225)	—	8,775

Share issued in private placement at $0.02 per share	450,000	450	—	—	8,550	—	—	9,000
Net loss for the year	—	—	—	—	—	(7,773)	—	(7,773)
Balance, at March 31, 2009	2,450,000	2,450	—	—	16,550	(8,998)	—	10,002

Common stock subscribed in private placement at $0.02 per share	—	—	1,750,000	35,000	—	—	—	35,000
Shares subscription receivable	—	—	—	—	—	—	(35,000)	(35,000)
Net income for the year	—	—	—	—	—	1,208	—	1,208
Balance, March 31, 2010	2,450,000	$2,450	1,750,000	$35,000	$16,550	$(7,790)	$(35,000)	$11,210
(Cash collected – stock subscriptions issued)
Common stock subscribed in private placement at $0.02 per share	1,750,000	1,750	(1,750,000)	(35,000)	33,250	—	35,000	35,000
Net loss for the period	—	—	—	—	—	(1,690)	—	(1,690)
Balance, September 30, 2010 - unaudited	4,200,000	$4,200	—	—	$49,800	$(9,480)	—	$44,520

See accompanying notes to unaudited consolidated financial statements

AVENUE SOUTH LTD. ( A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED

	Successor For the six months ended September 30, 2010	Successor For the six months ended September 30, 2009	Successor For the period July 6, 2007 (Date of Inception) to September 30, 2010	Predecessor For the period from February 15, 2005 (Date of Inception) to July 5, 2007
Cash flows from operating activities
Net loss for the year/period	$(1,690)	$(2,375)	$(9,480)	$(37,912)
Amortization	—	—	—	6,735

Changes in operating assets and liabilities:
Other current assets	—	—	—	(74)
Inventories	—	—	(10,000)	(10,500)
Accrued expenses	3,000	—	3,000	—

Net cash provided by (used in) operating activities	1,310	(2,375)	(16,480)	(41,751)

Cash flows from investing activities Acquisition of web site	—	—	—	(33,000)

Net cash flows used in investing activities:	—	—	—	(33,000)

Cash flows from financing activities
Advance from (to) related parties	(35,000)	138	87,210	76,882
Proceeds from issuance of common stock	35,000	—	54,000	100

Net cash flows provided by financing activities	—	138	141,210	76,982
Net increase (decrease) in cash	1,310	(2,237)	124,730	2,231

Cash- beginning of year/period	123,420	2,237	—	—
Cash- end of year/period	$124,730	$—	$124,730	$2,231

Supplemental disclosure of non cash
financing activities:
Issuance of common stock subscribed	$—	$—	$35,000	$—

Supplemental cash flow Information:
Cash paid for interest	—	—	—	—
Cash paid for income taxes	—	—	—	—

See accompanying notes to unaudited consolidated financial statements

AVENUE SOUTH LTD.
( A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Avenue South Ltd. and its subsidiary have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended March 31, 2010.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Avenue South Ltd. and its subsidiary included in these consolidated financial statements.

2. ORGANIZATION AND NATURE OF BUSINESS

On July 6, 2007, our principal stockholder acquired 100% of the equity of Avenue South, Inc., a North Carolina corporation. On July 6, 2007, Avenue South Ltd., a Nevada corporation was formed by our principal stockholder and our principal stockholder entered into a share exchange agreement, pursuant to which all the common stock held by our principal stockholder in Avenue South, Inc. was acquired by Avenue South Ltd. by issuing 2 million common shares to our principal stockholder. Avenue South Ltd. then became the parent corporation owning 100% of Avenue South, Inc.

Avenue South, Inc. was incorporated in the State of North Carolina on February 15, 2005 (date of predecessor inception) with the principal business objective of a “one-stop” web based supplier of imported and domestic art reproductions, collectibles and home décor items that are difficult to find in traditional home furnishing retail outlets. All items are sold through the Company’s website, www.avenuesouth.com.

The Company’s success will depend in part on its ability to market and sell its products over the internet and through other marketing channels. There can be no assurance that these marketing efforts will be successful. The Company believes that it currently has sufficient cash and financing commitments to meet its funding requirements over the next year. In addition, the Company may wish to selectively pursue additional products complementary to those of the Company in the future in order to expand its presence in the marketplace and achieve operating efficiencies. The Company may expect to seek to obtain additional funding through debt or equity transactions. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Avenue South Ltd. and its wholly-owned subsidiary Avenue South, Inc., after elimination of all material intercompany accounts, transactions, and profits.

A summary of significant accounting policies of Avenue South Ltd. (A Development Stage Company) (the “Company” or “Successor”) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has not realized any significant revenues from its planned principal business purpose and is considered to be in a development stage in accordance with ASC 915, “Development Stage Entities.”

AVENUE SOUTH LTD.
( A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventories consist of finished goods of home furnishing products. Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. The Company has not recorded an allowance for slow-moving or obsolete inventory. There was no inventory on hand at September 30, 2010.

Income Taxes

The Company uses the liability approach to financial accounting and reporting for income taxes. The differences between the financial statement and tax bases of assets and liabilities are determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

Revenue Recognition

The Company recognizes revenue in accordance with accounting standards issued by the FASB, which specifies that revenue is realized or realizable and earned when four criteria are met:

  Persuasive evidence of an arrangement exists;

  Delivery has occurred or services have been rendered;

  The seller’s price to the buyer is fixed or determinable; and

  Collectability of payment is reasonably assured.

The Company recognizes revenue when the goods are accepted by the customer and title has passed. The Company sells its goods via shipment from its suppliers directly to its customers. Shipping and handling costs were not significant. The Company has a 30 day return policy and customers have a general right of 30 days return on products delivered.

The Company did not provide for an allowance for return products since the Company has not experienced any sales returns.

Certain customer arrangements require evaluation of the criteria outlined in the accounting standards of reporting revenue “Gross” as a Principal Versus “Net” as an Agent in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as agent fees. Generally, when we are primarily obligated in a transaction, revenue is recorded on a gross basis. Other factors that we consider in determining whether to recognize revenue on a gross versus net basis include our assumption of credit risk, our latitude in establishing prices, our determination of service specifications and our involvement in the provision of services. When we conclude that we are not primarily obligated as a principal, we record the net amount earned as agent fees within net sales.

Basic Income/Loss Per Common Share
The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, “Earnings Per Share”. At September 30, 2010 and March 31, 2010, the Company did not have any stock equivalents.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Foreign Currency Transactions
For the six months ended September 30, 2010 and 2009, there are no gain and loss on foreign currency transaction as all transactions are denominated in US dollars.

AVENUE SOUTH LTD.
( A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Cash and cash equivalents
The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents.

4. RECENT CHANGES IN ACCOUNTING STANDARDS

Recent Accounting Pronouncements
In August 2009, the FASB issued an Accounting Standards Update (“ASU”) No.2009.05 regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

The Company does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

5. DUE TO RELATED PARTIES

As of September 30, 2010, the amount due to related parties of $77,210 represented the amount due to President, Principal Accounting Officer, Secretary and director. As of March 31, 2010, the amount due to related parties of $112,210 included $77,235 due to President, Principal Accounting Officer, Secretary and director and $34,975 due to Vice President Sales and Director. The amounts due are unsecured, non-interest bearing, and due on demand.

6. INCOME TAXES

The Company accounts for income taxes using the liability method; under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

At September 30, 2010, the Company had accumulated deficit during the development stage of $9,480 to offset future taxable income. The Company has established a valuation allowance equal to the full amount of this deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

The Company adopted the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes,” at inception. As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no uncertain tax positions at September 30, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

AVENUE SOUTH LTD.
( A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDER’S’ EQUITY

The Company’s Articles of Incorporation authorize 100,000,000 shares of $0.001 par value common stock. On December 17, 2008, the Company issued 450,000 shares of its Common Stock to the Company’s sole stockholder, at $0.02 per share, for total proceeds of $9,000.

On March 28, 2010 the Company had received stock subscriptions to issue 1,750,000 shares of its common stock to 28 non-US investors at $0.02 per share. The Company completed the private placement offering for gross proceeds of $35,000 to non-US persons in reliance of Regulation S promulgated under the Securities Act of 1933 in June 2010. The total amount of common stock subscribed at March 31, 2010 was $35,000. The Company also entered into a Registration Rights Agreement on March 28, 2010 with each investor whereby as soon as possible but in any event not later than the 120th day after March 28, 2010, the Company agreed to file a registration statement on Form S-1. Upon the failure by the Company to have the Registration Statement declared effective within 180 days from the date of the closing of our offering (September 27, 2010), the Company may be required to issue additional shares of its common stock (valued at $0.02 per share) to each Subscriber as liquidated damages. The penalty amount is equal to five percent of the subscription price paid by each subscriber for the first month starting September 27, 2010, if the Registration Statement is not declared effective by that date. The penalty amount equals an additional 87,500 total common shares that may be issued to all the investors for a one month delay and one percent of the subscription price paid in shares (valued at $0.02 per share) to each subscriber for every month thereafter. The maximum amount of liquidated damages due shall not exceed twenty five percent of the Subscription Price paid by the Subscribers (valued at $0.02 per share), which equals a potential maximum of 437,500 additional total common shares that may be issued to all subscribers.

The Company has been able to obtain a verbal commitment from all investors to waive all penalties as the Registration Statement went effective on November 2, 2010. There was no penalty accrued for the quarter ended September 30, 2010.

On June 16, 2010 the Company collected all stock subscriptions receivable totaling $35,000 and issued the 1,750,000 shares that were subscribed in the offering.

Item 2. Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed consolidated financial statements for the three months ended September 30, 2010 and 2009, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

Overview

We are a web-based retailer of imported and domestic distinctive art reproductions, collectibles and home décor items. We sell our products through our website www.avenuesouth.com and through an informal relationship with our major customer, a home furnishing distributor in Hong Kong. We do not occupy any physical stores or outlets. We believe that the products we sell are relatively unique and will sell successfully through our website because they are not readily available at many retail outlets.

Principal Factors Affecting our Financial Performance

Our operating results are primarily affected by the following factors:

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

our ability to develop and continually update our website;

our ability to procure and maintain on commercially reasonable terms relationships with third parties from whom we acquire inventory;

our ability to identify and pursue mediums through which we will be able to market our products;

our ability to attract new customers to our website who are interested in purchasing our products; and

our ability to keep manage our costs and maintain low overhead.

Based upon current plans, we expect to incur operating losses in future periods because we will continue to be in the development stage and will be incurring expenses and not generating significant revenues.

We are dependent upon our relationships with, Crown Trend Trading Ltd., our major customer and principal distributor at this time, to sell our product inventory. We do not have any formal relationship with them and they may in their sole discretion and without any penalty cease being our distributor at any time. If they cease the distribution of our products then our sole source of distribution will be through our website, which has not generated any significant revenue to date.

In addition to sales of our products through our major customer and any other distributor that may sell our products in the future, our sales are dependent on our ability to attract retail customers to our website on cost-effective terms. Our strategy to attract customers to our website, which has not been formalized or implemented, includes viral marketing, the practice of generating "buzz" among Internet users in our products through the developing and maintaining weblogs or "blogs", online journals that are updated frequently and available to the public, postings on online communities such as Facebook, MySpace, Yahoo!(R) Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth; search engine optimization, marketing our website via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with website providers to increase our access to Internet consumers. We expect to rely on word of mouth marketing as the primary source of traffic to our website, with search engine optimization and affiliate marketing as secondary sources.

We acquire our product inventory from several wholesale vendors all located in the United States who will also drop-ship the inventory we purchase from them to our Hong Kong customer or to other export customers. We do not manufacture any of our own products. We have not entered into any formal supply agreements with these vendors. We are required to pay in full for product inventory purchased from these vendors upon delivery. If the prices charged by these vendors increase and we are not able to pass on the increased price to our customers, then our margins will be reduced and this will affect our potential for future profitability.

Results of Operations for the three months ended September 30, 2010 and September 30, 2009 (successor).

Revenues

We generated revenues of $42,455 during the three months ended September 30, 2010 and $0 during the same period in 2009. This increase in revenue for the three months ended September 30, 2010 is due to our sales to our major customer, a Hong Kong based wholesale distributor of home furnishings of $42,455. We anticipate future increases in revenue from our major customer and perhaps obtain other new distributors and consumer sales through our website but at this time, our ability to generate significant revenues continues to be uncertain and we continue to be a development stage company.

Cost of Sales

Our cost of sales was $36,801 for the three months ended September 30, 2010 compared to $0 for the three months ended September 30, 2009. The increase in the cost of sales for the three months ended September 30, 2010 was due to our increase in revenue for the three months ended September 30, 2010 as we were able to continue to sell our merchandise to our major customer this quarter, which generated $42,455 of revenue for the three months ended September 30, 2010.

Gross Profit

Our gross profit was $5,654 for the three months ended September 30, 2010 compared to $0 for the three months ended September 30, 2009. The increase in the gross profit for the three months ended September 30, 2010 was due to our increase in revenue for the three months ended September 30, 2010. We expect our future gross profit margins to continue to be in the range of 13% to 17% with our major customer and 13% to 25% from other customers as we continue to seek new business from wholesale distributors of home furnishing products and other retail consumers.

Expenses

For expenses were $10,291 for the three months ended September 30, 2010 compared to $1,677 for the three months ended September 30, 2009. The increase in the expenses for the three months ended September 30, 2010 was due to our increase costs incurred for travel expenses, credit card fees and other general and administrative expenses for the three months ended September 30, 2010. We expect our general and administrative costs to increase sometime later in 2010 or 2011 if we can expand our sales in Hong Kong and other locations and increase our profits. We may also increase our general and administrative expenses if we are able to raise money through a combination of debt financing and equity financing by way of doing another private placement.

Net Income (Loss)

We had net loss of $4,637 during the three months ended September 30, 2010 and a net loss of $1,677 during the same period in 2009. This increase in net loss for the three months ended September 30, 2010 is due to our sale to our distributor in Hong Kong and increase costs incurred for travel expenses, credit card fees and other general and administrative expenses for the three months ended September 30, 2010.

Results of Operations for the six months ended September 30, 2010 and September 30, 2009 and from July 6, 2007 (successor inception) to September 30, 2010.

Revenues

We generated revenues of $76,675 during the period from our inception on July 6, 2007 to September 30, 2010.

We generated revenues of $62,465 during the six months ended September 30, 2010 and $0 during the same period in 2009. This increase in revenue for the six months ended September 30, 2010 is due to our sales to our major customer, a Hong Kong based wholesale distributor of home furnishings of $62,465. We anticipate future increases in revenue from our major customer and perhaps obtain other new distributors and consumer sales through our website but at this time, our ability to generate significant revenues continues to be uncertain and we continue to be a development stage company.

Cost of Sales

Our cost of sales from our inception on July 6, 2007 to September 30, 2010 was $64,024.

Our cost of sales was $53,749 for the six months ended September 30, 2010 compared to $0 for the six months ended September 30, 2009. The increase in the cost of sales for the six months ended September 30, 2010 was due to our increase in revenue for the six months ended September 30, 2010 as we were able to continue to sell our merchandise to our major customer this quarter, which generated $62,465 of revenue for the six months ended September 30, 2010.

Gross Profit

Our gross profit from our inception on July 6, 2007 to September 30, 2010 was $12,651.

Our gross profit was $8,716 for the six months ended September 30, 2010 compared to $0 for the six months ended September 30, 2009. The increase in the gross profit for the six months ended September 30, 2010 was due to our increase in revenue for the six months ended September 30, 2010. Our gross profit margin decreased from approximately 26% for the year ended March 31, 2010 to 14% for the six months ended September 30, 2010. This decrease in gross margin is due to the renegotiation of our selling prices to our major customer in order for us to derive more sales volume from our major customer for future fiscal quarters and for the year ended March 31, 2011. We expect our future gross profit margins to continue to be in the range of 14% to 17% with our major customer and 14% to 25% from other customers as we continue to seek new business from wholesale distributors of home furnishing products and other retail consumers.

Expenses

From July 6, 2007 (inception) to September 30, 2010, our total expenses were $22,131. These total expenses since inception to September 30, 2010 were for general and administrative expenses which consisted of charges for website maintenance and credit card fees, bank charges, office maintenance, communication expenses, courier, postage, office supplies, and travel.

Our expenses were $10,406 for the six months ended September 30, 2010 compared to $2,375 for the six months ended September 30, 2009. The increase in the expenses for the six months ended September 30, 2010 was due to our increase costs incurred for travel expenses, credit card fees and other general and administrative expenses for the six months ended September 30, 2010 for the expansion of our business. We expect our general and administrative costs to increase sometime later in 2010 or 2011 if we can expand our sales in Hong Kong and other locations and increase our profits. We may also increase our general and administrative expenses if we are able to raise money through a combination of debt financing and equity financing by way of doing another private placement.

Net Income (Loss)

We have a net loss of $9,480 during the period from our inception on July 6, 2007 to September 30, 2010.

We had net loss of $1,690 during the six months ended September 30, 2010 and a net loss of $2,375 during the same period in 2009. This decrease in net loss for the six months ended September 30, 2010 is due to our sale to our distributor in Hong Kong.

Liquidity and Capital Resources as of September 30, 2010 and 2009

As of September 30, 2010, we had cash of $124,730, total assets of $124,730 and working capital of $44,520 compared to $123,420 in cash, $123,420 in assets and working capital of $11,210 as of March 31, 2010. As of September 30, 2010 we have an accumulated deficit of $9,480.

During the six months ended September 30, 2010 we had an increase in the net cash provided by operating of $1,310. We collected $35,000 of the financing from our March 28, 2010 private placement in June 2010. In addition, we repaid loan from related parties of $35,000. From our inception on July 6, 2007 to September 30, 2010, we have raised a total net amount of $124,730 in cash through financing activities.

During the six months ended September 30, 2010 we had net loss of $1,690 provided by our operating activities compared to $2,375 of cash used by our operating activities during the same period in 2009, a decrease of $685. This is due to increase in our net income for the six months ended September 30, 2010. From our inception on July 6, 2007 to September 30, 2010, we used net cash of $16,480 from our operating activities. During the year ended March 31, 2011, our total cash requirements may exceed our cash balances. Currently, we do not have sufficient cash in our bank accounts to cover our estimated expenses for the next 12 months if we expand our future operations and our related parties do not demand repayment of their loans. These loans are non-interest bearing and due on demand. We anticipate meeting our future cash requirements through a combination of equity and debt financing.

It may take several years for us to fully realize our business plan.

We estimate that our expenses over the next 12 months (beginning October 2010) will be approximately $160,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

	Target completion	Estimated
Description	date or period	expenses
Legal and accounting fees	12 months	20,000
Further development of the website avenuesouth.com	12 months	10,000
Marketing and advertising	12 months	65,000
Salaries and consulting fees	12 months	55,000
General and administrative	12 months	10,000
Total		160,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out any business plan.

We will also incur certain legal and accounting costs associated with the public reporting obligations in conjunction with becoming a public reporting company.

Off-Balance Sheet Arrangements

As of the date of this Report, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the years ended March 31, 2010 and 2009 and from date of inception (July 6, 2007) to March 31, 2010 and for the three months ended September 30, 2010 and 2009. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Recent Accounting Pronouncements
In May 2009, the FASB issued new guidance of ASC 855 “Subsequent Events” on the treatment of subsequent events which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, management of a reporting entity is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. This new guidance was effective for fiscal years and interim periods ended after June 15, 2009, and must be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) No.2009.05 regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

The Company does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item as we are a “smaller reporting company.”

Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Irina Goldman, our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2010. Based upon, and as of the date of this evaluation, Ms. Goldman, determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item 1A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description of Exhibit

31*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue South Ltd.

November 17, 2010

By: /s/ Irina Goldman
Irina Goldman
President and Principal Financial Officer
(Principal Executive Officer and Principal
Financial Officer)