Form 10-Q
period 2010-12-31
Avenue South Ltd.
filed 2011-01-20
CIK 1496690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to _________

Commission File Number: 333-168346

AVENUE SOUTH LTD.
(Exact name of registrant as specified in its charter)

Nevada	26-0478989
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5 Victory Road
Suffern, NY	10901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code): (845) 548-0888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [   ]

As of January 20 2011, there were 4,200,000 shares of company common stock issued and outstanding.

AVENUE SOUTH LTD.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of December 31, 2010 (unaudited) and March 31, 2010	3
	Condensed Consolidated Statements of Operations (unaudited) for three and nine months ended December 31, 2010 and 2009, and for the period since inception July 6, 2007 to December 31, 2010	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the period since inception to December 31, 2010	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for nine months ended December 31, 2010 and 2009 and for the period since inception July 6, 2007 to December 31, 2010	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

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

Item 1. Financial Statements

AVENUE SOUTH LTD.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	December 31,	March 31,
	2010	2010
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$112,245	$123,420
Prepaid expenses	5,000	—

Total Assets	117,245	123,420

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accrued expenses	$4,000	$—
Due to related parties	72,210	112,210

Total Liabilities	76,210	112,210

Commitments and contingencies

Stockholder’s Equity:
Common stock , $0.001 par value; 100,000,000 shares authorized;
4,200,000 shares and 2,450,000 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively.	4,200	2,450
Common stock subscribed, 1,750,000 shares	—	35,000
Additional paid-in capital	49,800	16,550
Deficit accumulated during the development stage	(12,965)	(7,790)
Stock subscription receivable	—	(35,000)

Total Stockholder’s Equity	41,035	11,210

Total Liabilities and Stockholder’s Equity	$117,245	$123,420

See accompanying notes to unaudited consolidated financial statements

AVENUE SOUTH LTD.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

					Successor	Predecessor
	Successor	Successor	Successor	Successor	For the period from	For the period from
	For the nine	For the nine	For the three	For the three	July 6, 2007 (Date	February 15, 2005
	months ended	months ended	months ended	months ended	of Inception) to	(Date of Inception)
	December 31,	December 31,	December 31,	December 31,	December 31,	to July 5,
	2010	2009	2010	2009	2010	2007

Revenue
Sales	$99,771	$—	$37,306	$—	$113,981	$10,787
Cost of sales	85,255	—	31,506	—	95,530	8,675
Gross Profit	14,516	—	5,800	—	18,451	2,112
Operating Expenses
Other selling, general and administrative expenses	19,691	2,444	9,285	69	31,416	40,024

Total operating expenses	19,691	2,444	9,285	69	31,416	40,024

Net operating loss	(5,175)	(2,444)	(3,485)	(69)	(12,965)	(37,912)

Net loss	$(5,175)	$(2,444)	$(3,485)	$(69)	$(12,965)	$(37,912)
Loss per common share:
- Basic and fully diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of shares
- Basic and fully diluted	3,627,273	2,450,000	4,200,000	2,450,000

See accompanying notes to unaudited consolidated financial statements

AVENUE SOUTH LTD.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
UNAUDITED

						Deficit
					Additional	Accumulated	Stock	Total
	Common Stock		Capital Stock Subscribed		Paid	During the	Subscription	Stockholder’s
Predecessor Entity	Shares	Amount	Shares	Amount	In capital	Development Stage	Receivable	Equity
Balance, February 15, 2005 (Inception of Predecessor Entity)	—	$—	—	$—	$—	$—	$—	$—
Share issued in inception	1	100	—	—	—	—	—	100
Net loss for the period	—	—	—	—	—	(2,167)	—	(2,167)
Balance, March 31, 2005	1	100	—	—	—	(2,167)	—	(2,067)

Net loss for the year	—	—	—	—	—	(15,439)	—	(15,439)
Balance, March 31, 2006	1	100	—	—	—	(17,606)	—	(17,506)

Net loss for the year	—	—	—	—	—	(275)	—	(275)
Balance, March 31, 2007	1	100	—	—	—	(17,881)	—	(17,781)

Net loss for the year	—	—	—	—	—	(20,031)	—	(20,031)
Balance, July 5, 2007	1	$100	—	$—	$—	(37,912)	$—	(37,812)

Successor Entity
Balance, July 6, 2007 (Inception of Successor Entity)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Common Stock	2,000,000	2,000	—	—	8,000	—	—	10,000
Net loss for the period	—	—	—	—	—	(1,225)	—	(1,225)
Balance, March 31, 2008	2,000,000	2,000	—	—	$8,000	(1,225)	—	8,775

Share issued in private placement at $0.02 per share	450,000	450	—	—	8,550	—	—	9,000
Net loss for the year	—	—	—	—	—	(7,773)	—	(7,773)
Balance, at March 31, 2009	2,450,000	2,450	—	—	16,550	(8,998)	—	10,002

Common stock subscribed in private placement at $0.02 per share	—	—	1,750,000	35,000	—	—	—	35,000
Shares subscription receivable	—	—	—	—	—	—	(35,000)	(35,000)
Net income for the year	—	—	—	—	—	1,208	—	1,208
Balance, March 31, 2010	2,450,000	$2,450	1,750,000	$35,000	$16,550	$(7,790)	$(35,000)	$11,210
(Cash collected – stock subscriptions issued) Common stock subscribed in private placement at $0.02 per share	1,750,000	1,750	(1,750,000)	(35,000)	33,250	—	35,000	35,000
Net loss for the period	—	—	—	—	—	(5,175)	—	(5,175)
Balance, December 31, 2010 - unaudited	4,200,000	$4,200	—	—	$49,800	$(12,965)	—	$41,035

See accompanying notes to unaudited consolidated financial statements

AVENUE SOUTH LTD.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Successor	Successor	Successor	Predecessor
			For the period
			July 6, 2007	For the period
	For the nine	For the nine	(Date of	from February
	months ended	months ended	Inception) to	15, 2005(Date
	December 31,	December 31,	December 31,	of Inception) to
	2010	2009	2010	July 5, 2007

Cash flows from operating activities
Net loss for the year/period	$(5,175)	$(2,444)	$(12,965)	$(37,912)
Amortization	—	—	—	6,735
Changes in operating assets and liabilities:

Other current assets	(5,000)	—	(5,000)	(74)
Inventories	—	—	(10,000)	(10,500)
Accrued expenses	4,000	—	4,000	—
Net cash (used in) operating activities	(6,175)	(2,444)	(23,965)	(41,751)

Cash flows from investing activities
Acquisition of web site	—	—	—	(33,000)

Net cash flows used in investing activities:	—	—	—	(33,000)

Cash flows from financing activities
Advance from (to) related parties	(40,000)	207	82,210	76,882
Proceeds from issuance of common stock	35,000	—	54,000	100

Net cash flows provided by financing activities	(5,000)	207	136,210	76,982
Net increase (decrease) in cash	(11,175)	(2,237)	112,245	2,231

Cash- beginning of year/period	123,420	2,237	—	—
Cash- end of year/period	$112,245	$—	$112,245	$2,231

Supplemental disclosure of non cash financing activities:
Issuance of common stock subscribed	$—	$—	$35,000	$—

Supplemental cash flow Information:
Cash paid for interest	—	—	—	—
Cash paid for income taxes	—	—	—	—

S ee accompanying notes to unaudited consolidated financial statements

AVENUE SOUTH LTD.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

Going Concern

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

AVENUE SOUTH LTD.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventories consist of finished goods of home furnishing products. Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. The Company has not recorded an allowance for slow-moving or obsolete inventory. There was no inventory on hand at December 31, 2010.

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

Basic Income/Loss Per Common Share

The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, “Earnings Per Share”. At December 31, 2010 and March 31, 2010, the Company did not have any stock equivalents.

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

Foreign Currency Transactions

For the nine months ended December 31, 2010 and 2009, there are no gain and loss on foreign currency transaction as all transactions are denominated in US dollars.

AVENUE SOUTH LTD.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

5. DUE TO RELATED PARTIES

As of December 31, 2010, the amount due to related parties of $72,210 represented the amount due to President, Principal Accounting Officer, Secretary and director. As of March 31, 2010, the amount due to related parties of $112,210 included $77,235 due to President, Principal Accounting Officer, Secretary and director and $34,975 due to Vice President Sales and Director. The amounts due are unsecured, non-interest bearing, and due on demand.

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

At December 31, 2010, the Company had accumulated deficit during the development stage of $12,965 to offset future taxable income. The Company has established a valuation allowance equal to the full amount of this deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

The Company adopted the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes,” at inception. As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no uncertain tax positions at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

AVENUE SOUTH LTD.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

The Company has been able to obtain a verbal commitment from all investors to waive all penalties as the Registration Statement went effective on November 2, 2010. There was no penalty accrued for the quarter ended December 31, 2010.

On June 16, 2010 the Company collected all stock subscriptions receivable totaling $35,000 and issued the 1,750,000 shares that were subscribed in the offering.

8. SUBSEQUENT EVENT

On January 3, 2011, the Company entered into a one year marketing agreement with Group Consultants Limited. Under the terms of the agreement the Company agreed to pay Group Consultants Limited $5,000 every quarter for an annual total of $20,000 for conducting marketing and promotional activities in Hong Kong and in mainland China. The agreement covers the marketing and promotional activities for all of the Company’s products. The contract can be canceled by either party with 30 days written notice given be either party. The objectives of this marketing agreement are to promote and market the Company’s products to new customers though phone calls and other marketing materials. Group Consultants Limited will also help the Company further its website development and help introduce new products that the Company can be sold to its customers over the internet. After the first three months of the agreement, upon the achievement of certain sales milestones, additional compensation will be paid to Group Consultants Limited. These sales milestones and the additional compensation will be established after the first three months of this agreement.

Item 2. Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2010 and 2009, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

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

In addition to sales of our products through our major customer and any other distributor that may sell our products in the future, our sales are dependent on our ability to attract retail customers to our website on cost-effective terms. Our strategy to attract customers to our website, which has not been formalized or implemented, includes viral marketing, the practice of generating "buzz" among Internet users in our products through the developing and maintaining weblogs or "blogs", online journals that are updated frequently and available to the public, postings on online communities such as Facebook, MySpace, Yahoo!(R) Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth; search engine optimization, marketing ourwebsite via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with website providers to increase our access to Internet consumers. We expect to rely on word of mouth marketing as the primary source of traffic to our website, with search engine optimization and affiliate marketing as secondary sources.

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

Results of Operations for the three months ended December 31, 2010 and December 31, 2009 (successor).

Revenues

We generated revenues of $37,306 during the three months ended December 31, 2010 and $0 during the same period in 2009. This increase in revenue for the three months ended December 31, 2010 is due to our sales to our major customer, a Hong Kong based wholesale distributor of home furnishings of $37,306. We anticipate future increases in revenue from our major customer and perhaps obtain other new distributors and consumer sales through our website but at this time, our ability to generate significant revenues continues to be uncertain and we continue to be a development stage company.

Cost of Sales

Our cost of sales was $31,506 for the three months ended December 31, 2010 compared to $0 for the three months ended December 31, 2009. The increase in the cost of sales for the three months ended December 31, 2010 was due to our increase in revenue for the three months ended December 31, 2010 as we were able to continue to sell our merchandise to our major customer this quarter, which generated $37,306 of revenue for the three months ended December 31, 2010.

Gross Profit

Our gross profit was $5,800 for the three months ended December 31, 2010 compared to $0 for the three months ended December 31, 2009. The increase in the gross profit for the three months ended December 31, 2010 was due to our increase in revenue for the three months ended December 31, 2010. We expect our future gross profit margins to continue to be in the range of 13% to 17% with our major customer and 13% to 25% from other customers as we continue to seek new business from wholesale distributors of home furnishing products and other retail consumers.

Expenses

Our expenses were $9,285 for the three months ended December 31, 2010 compared to $69 for the three months ended December 31, 2009. The increase in the expenses for the three months ended December 31, 2010 was due to our increase costs incurred for travel expenses, credit card fees and other general and administrative expenses for the three months ended December 31, 2010. We expect our general and administrative costs to increase sometime later in 2011 if we can expand our sales in Hong Kong and other locations and increase our profits. We may also increase our general and administrative expenses if we are able to raise money through a combination of debt financing and equity financing by way of doing another private placement.

Net Loss

We had net loss of $3,485 during the three months ended December 31, 2010 and a net loss of $69 during the same period in 2009. This increase in net loss for the three months ended December 31, 2010 is due to our sale to our distributor in Hong Kong and increase costs incurred for travel expenses, credit card fees and other general and administrative expenses for the three months ended December 31, 2010.

Results of Operations for the nine months ended December 31, 2010 and December 31, 2009 and from July 6, 2007 (successor inception) to December 31, 2010.

Revenues

We generated revenues of $113,981 during the period from our inception on July 6, 2007 to December 31, 2010.

We generated revenues of $99,771 during the nine months ended December 31, 2010 and $0 during the same period in 2009. This increase in revenue for the nine months ended December 31, 2010 is due to our sales to our major customer, a Hong Kong based wholesale distributor of home furnishings of $99,771. We anticipate future increases in revenue from our major customer and perhaps obtain other new distributors and consumer sales through our website but at this time, our ability to generate significant revenues continues to be uncertain and we continue to be a development stage company.

Cost of Sales

Our cost of sales from our inception on July 6, 2007 to December 31, 2010 was $95,530.

Our cost of sales was $85,255 for the nine months ended December 31, 2010 compared to $0 for the nine months ended December 31, 2009. The increase in the cost of sales for the nine months ended December 31, 2010 was due to our increase in revenue for the nine months ended December 31, 2010 as we were able to continue to sell our merchandise to our major customer this quarter, which generated $99,771 of revenue for the nine months ended December 31, 2010.

Gross Profit

Our gross profit from our inception on July 6, 2007 to December 31, 2010 was $18,451.

Our gross profit was $14,516 for the nine months ended December 31, 2010 compared to $0 for the nine months ended December 31, 2009. The increase in the gross profit for the nine months ended December 31, 2010 was due to our increase in revenue for the nine months ended December 31, 2010. Our gross profit margin decreased from approximately 26% for the year ended March 31, 2010 to 14% for the nine months ended December 31, 2010. This decrease in gross margin is due to the renegotiation of our selling prices to our major customer in order for us to derive more sales volume from our major customer for future fiscal quarters and for the year ended March 31, 2011. We expect our future gross profit margins to continue to be in the range of 13% to 17% with our major customer and 13% to 25% from other customers as we continue to seek new business from wholesale distributors of home furnishing products and other retail consumers.

Expenses

From our inception on July 6, 2007 to December 31, 2010, our total expenses were $31,416. These total expenses since inception to December 31, 2010 were for general and administrative expenses which consisted of charges for website maintenance and credit card fees, bank charges, office maintenance, communication expenses, courier, postage, office supplies, and travel.

Our expenses were $19,691 for the nine months ended December 31, 2010 compared to $2,444 for the nine months ended December 31, 2009. The increase in the expenses for the nine months ended December 31, 2010 was due to our increase costs incurred for travel expenses, credit card fees and other general and administrative expenses for the nine months ended December 31, 2010 for the expansion of our business. We expect our general and administrative costs to increase sometime later in 2011 if we can expand our sales in Hong Kong and other locations and increase our profits. We may also increase our general and administrative expenses if we are able to raise money through a combination of debt financing and equity financing by way of doing another private placement.

Net Loss

We have a net loss of $12,965 during the period from our inception on July 6, 2007 to December 31, 2010.

We had net loss of $5,175 during the nine months ended December 31, 2010 and a net loss of $2,444 during the same period in 2009. This increase in net loss for the nine months ended December 31, 2010 is due to our sale to our distributor in Hong Kong.

Liquidity and Capital Resources as of December 31, 2010 and 2009

As of December 31, 2010, we had cash of $112,245, total assets of $117,245 and working capital of $41,035 compared to $123,420 in cash, $123,240 in total assets and working capital of $11,210 as of March 31, 2010. As of December 31, 2010 we have an accumulated deficit of $12,965.

During the nine months ended December 31, 2010 we had the net cash used in operating activities of $6,175. We collected $35,000 of the financing from our March 28, 2010 private placement in June 2010. In addition, we repaid loan from related parties of $40,000. From our inception on July 6, 2007 to December 31, 2010, we have raised a total amount of $136,210 in cash through financing activities.

During the nine months ended December 31, 2010 we had net cash of $6,175 used in our operating activities compared to $2,444 of net cash used by our operating activities during the same period in 2009, an increase of $3,731. This is due to increase in our net loss for the nine months ended December 31, 2010. From our inception on July 6, 2007 to December 31, 2010, we used net cash of $23,965 from our operating activities. During the year ended March 31, 2011, our total cash requirements may exceed our cash balances. Currently, we do not have sufficient cash in our bank accounts to cover our estimated expenses for the next 12 months if we expand our future operations and our related parties do not demand repayment of their loans. These loans are non-interest bearing and due on demand. We anticipate meeting our future cash requirements through a combination of equity and debt financing.

It may take several years for us to fully realize our business plan.

We estimate that our expenses over the next 12 months (beginning January 2011) will be approximately $160,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the years ended March 31, 2010 and 2009 and from date of inception (July 6, 2007) to March 31, 2010 and for the nine months ended December 31, 2010 and 2009. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Irina Goldman, our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2010. Based upon, and as of the date of this evaluation, Ms. Goldman, determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description of Exhibit
31*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

_________________
* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue South Ltd.

January 20, 2011	By:	/s/ Irina Goldman
Irina Goldman
President and Principal Financial Officer
(Principal Executive Officer and Principal
Financial Officer)