Form 10-K
period 2011-03-31
Avenue South Ltd.
filed 2011-06-14
CIK 1496690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 31, 2011

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File No. 333-168346

AVENUE SOUTH LTD.
(Exact name of registrant as specified in its charter)

Nevada	26-0478989
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

5 Victory Road
Suffern, NY 10901
(Address of principal executive offices)

(845) 548-0888
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]   No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

 Yes [   ]   No [   ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]		Accelerated Filer [ ]
Non-Accelerated Filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ]   No [ X ]

As of September 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was $35,000. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 4,200,000 shares of the registrant’s common stock outstanding as of June 14, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Special Note Regarding Forward Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the below “Risk Factors” section of this Annual Report. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

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

PART I

ITEM 1.   BUSINESS.

Overview

We are a web-based retailer of domestic distinctive art reproductions, collectibles and home décor items. We sell our products through our website www.avenuesouth.com and through an informal relationship with a home furnishing distributor in Hong Kong. We do not have any stores or outlets. We believe that the products we sell are relatively unique because they are not readily available at retail outlets.

We acquire our product inventory from several wholesale vendors. We do not manufacture any of our own products. We have not entered into any formal supply agreements with these vendors. We are required to pay in full for product inventory purchased from these vendors upon delivery. We also offer other vendors, or link partners, who would like to sell their products on our website the opportunity to send us their URL address to add to our website so that our existing customers can view their products and purchase their inventory through a weblink from our website. We would obtain a sales commission for any sales referred to our link partners from us. We are currently marketing our link partner program to other vendors and have not yet generated any revenue from our link partner program to date. We are a development stage company. To date, we have only generated nominal revenues and have undertaken only limited operations.

Our Background and History

We were incorporated on July 6, 2007 in the State of Nevada for the sole purpose of acquiring Avenue South, Inc. and becoming a holding company. We have no operations except for those of our sole subsidiary, Avenue South, Inc. Avenue South, Inc. was incorporated on February 15, 2005 in the State of North Carolina for the purpose of engaging in the business of online sales of imported and domestic distinctive art reproductions, collectibles and home décor items. For the fiscal years ended March 31, 2011 and 2010, all operations have been conducted through Avenue South Ltd and Avenue South Inc. is inactive.

Our President, Irina Goldman, acquired Avenue South, Inc. on July 6, 2007, from David F. Ruppen, the former owner of Avenue South, Inc., for a cash purchase price of $10,000. Immediately thereafter, on the same day, July 6, 2007, Irina Goldman, our company and Avenue South, Inc. entered into a share exchange agreement, or Share Exchange Agreement, pursuant to which Ms. Goldman exchanged her one share of Avenue South, Inc. for 2,000,000 shares of our company. Upon the consummation of the transactions contemplated by the Share Exchange Agreement, Irina Goldman became our sole stockholder and Avenue South, Inc. became our wholly-owned subsidiary. Our predecessor operations are for the period February 15, 2005 to July 5, 2007. Our successor operations are from July 6, 2007 to date.

Private Placement

On March 28, 2010, we completed a private placement in which we issued and sold to accredited investors an aggregate of 1,750,000 shares of our common stock, for an aggregate purchase price of $35,000, or $0.02 per share. As a result of this private placement, we raised approximately $35,000 in gross proceeds, which left us with approximately $35,000 in net proceeds after the deduction of offering expenses in the amount of $0.

Organizational Chart

The following presents our current corporate structure:

Our Industry

We operate in the internet home furnishings industry. We face competition from many websites that provide products and services that are similar to ours. We believe that www.homedecorators.com, www.homefurnishingsoutlet.net and www.homegoods.com are some of our biggest competitors. Some industry references regarding the home decorative market are shown below:

"The home market has been transformed from a largely functional to a fashion business, thus allowing consumers to dress and decorate their houses like they dress and accessorize themselves. Consumers are wanting products that reflect their tastes, values and sensibilities." Source: Unity Marketing, The Home Report 2001: The Market, The Competitors, The Trends "In the past two years consumers spent more money on home furnishings than they did on clothes. Consumers are not just striving to make their homes more ‘beautiful,’ rather they are seeking decorative items that can positively impact the mood and emotional climate of their home." Source: Unity Marketing, The Gifts and Decorative Accessories Report 2001: The Market, The Industry, The Trends We believe that these above industry factors will contribute to an increased need for home decorating accessories.

Our Competitive Strengths

We believe that we have the following competitive strengths:

  Existing relationships with wholesale suppliers. We have been working with our suppliers since 2007. Although we have no formal contract with our suppliers, we believe that we have developed a good working relationship with them and that they are a reliable source of relatively unique home furnishing products. We believe that having identified reliable suppliers of products that are relatively unique to the home furnishing market sets us apart form our competitors.

  Robust website that features streamlined navigation. Our website is modern and easy to use. We believe that its design enhances our customer’s shopping experience and makes it easy for our customer to find what they are looking for quickly.

  Unique product inventory. Our product inventory includes home décor items that are different from other home furnishing stores and web retailers. For example, our Ancient Home Collection features reproductions of articles from Egyptian, pre-Columbian, Greek and Roman times. This collection also features several oriental and Hindu art pieces that can not be readily found in retail stores. We also sell reproductions of religious articles, including Celtic art and reproductions made of pewter.

  Personalized customer support from our President. Our company is relatively small and our President, Irina Goldman, provides much of the service and support directly to our customers. We use this circumstance to our advantage. Our president is vested in our company and eager to see it succeed. As a result, we believe that her hands on approach to customer service is welcome to our customers and preferable to computer automated customer service or outsourced customer service which is frequently used by web retailers.

  Low overhead costs. We do not have any stores and we use our president’s home as a base for our call center and warehouse. By doing so, we save on overhead costs and expenses.

Our Growth Strategy

We will implement the following strategic plans to take advantage of industry opportunities and our competitive strengths:

  We plan to develop relationships with distributors in the U.S. and in Hong Kong that will help us increase our domestic and international sales. We have developed a relationship with our major customer, a Hong Kong distributor of home furnishing products. In March 2010 we sold $13,500 worth of our products, which constituted our entire inventory at the time, to this major customer. For the fiscal year ended March 31, 2011 we sold approximately $131,000 worth of our products to our major customer. We will seek to develop a more robust relationship with our major customer so that we can continue to distribute the products that we sell through our major customer. We will also seek to develop relationships with other home furnishing distributors in the United States and Hong Kong in order to increase our products sales and distribution base.

  We plan to begin marketing our website and product inventory on the internet and through other marketing channels. Our future strategy to attract customers to our website, which has not been formalized or implemented, includes viral marketing, the practice of generating "buzz" among Internet users in our products through the developing and maintaining weblogs or "blogs", online journals that are updated frequently and available to the public, postings on online communities such as Facebook, MySpace, Yahoo!(R) Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth; search engine optimization, marketing our website via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with website providers to increase our access to Internet consumers. We expect to rely on word of mouth marketing as the primary source of traffic to our website, with search engine optimization and affiliate marketing as secondary sources.

  We plan to diversify our product portfolio to satisfy a larger array of customer preferences. Our current product portfolio is relatively limited. We plan to significantly expand our product offerings by identifying new suppliers of unique home furnishing products.

Products

We sell, at retail, a variety of home furnishings décor, art reproductions, various hand-made ceramics, candles, lamps and similar accessory items.

We maintain over 500 items in our supply chain and periodically review, add and drop products based upon the demand in the marketplace and product availability.

Our products include clocks, penny rugs and runners, candles and candle lamps, Tin Woodsman pewter products, religious reproductions, including Celtic art, and ancient reproductions, including reproductions of art from Egyptian, pre-Columbian, and Greek times.

We have never experienced any significant difficulty in obtaining quality merchandise in adequate volumes and at suitable prices.

We currently secure our merchandise mostly on a purchase order basis from various wholesale vendors with whom we have established relationships. We plan to maintain and foster such relationships and to establish and foster new relationships with additional wholesale vendors. We expect to meet new vendors through word of mouth introductions, trade shows, and through searches on the internet.

Payments are generally made to vendors by credit card and, if possible, shipped per our request to customers who themselves have provided us their credit card information. In this way, we are trying to limit the amount of inventory we need to carry.

We currently work with approximately 15 different suppliers. No individual supplier is material to our business, since there are a number of alternative suppliers available to supply products to us.

Distribution Methods

We sell directly over the internet though our website www.avenuesouth.com. We also sell products through our major customer, which is a Hong Kong based distributor that re-sells our products to the Hong Kong market.

Our margins are higher when we sell our products directly through our website than when we sell them through our major customer because we are required to give our major customer an approximate 40% discount off the retail price we charge to customers who purchase our products though our website in order to give more incentive to our major customer to sell more of our products. This approximate 40% discount to our major customer may increase in future periods if our sales volume to our major customer increases. We may enter into a formal distribution agreement with our major customer and other distributors at a future date. We plan to develop relationships with distributors in the U.S. and in Hong Kong that will help us increase our domestic and international sales.

Intellectual Property

We own our domain name AvenueSouth.com but do not have any trademarks or tradenames or any other significant intellectual property.

Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet. In addition, laws and regulations relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world. We face risks from some of the proposed legislation that could be passed in the future.

In the US, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, which include actions for libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content generated by users. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. Any court ruling that imposes liability on providers of online services for activities of their users and other third parties could harm our business.

A range of other laws and new interpretations of existing laws could have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing, linking or hosting third-party content that includes materials that infringe copyrights. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

In Hong Kong, there are import and export custom laws but they do not have an impact on our business as they do not prohibit us from shipping our merchandise to Hong Kong. The Hong Kong Import and Export declaration charges are not significant, the first $5,900 shipped to Hong Kong from the United States (Hong Kong dollars $46,000) we are required to pay $0.06 (Hong Kong dollars of $0.5) and for each additional $128 (Hong Kong dollars $1,000) or less, payment of $0.03 (Hong Kong dollars $0.25) .

Employees

We currently have two officers, our president, Irina Goldman, and our Vice President Sales, Treasurer and Director Ms. Ngai. Neither of our officers are compensated for the services that they provide at this time, but may be compensated in the future.

ITEM 1A. RISK FACTORS.

The shares of our common stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the following factors relating to our business and prospects. If any of the following risks actually occurs, our business, financial condition or operating results will suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We do not have sufficient working capital to meet our cash requirements for the next 12 months and we are not certain that we will be able to secure the financing we need to meet those requirements. If we do not obtain the financing we need to satisfy our financial requirements, we may have to wind down our business and you may lose your entire investment.

As of March 31, 2011 we had $37,762 of working capital. We intend to meet our ongoing cash requirements of approximately $160,000 for the next 12 months through a combination of equity and debt financing from our principal stockholder and other investors. However, there can be no assurance that we will be able to secure such financing and our principal stockholder has not committed to provide additional financing to us and she may require the repayment of her loan to us. If financing is available, it may involve issuing securities which could be dilutive to holders of our capital stock. If we do not raise additional capital from conventional sources, such as our existing or new investors or commercial banks, it is likely that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan and our business may fail. This lack of working capital does not enable us to run our operations and incur operating expenses such as salaries, rent expense and marketing costs, which other retail sales and wholesale sales distributors incur in operating their businesses, which puts us at a competitive disadvantage. If we do not have sufficient capital to fund our operations, you may lose your entire investment.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

From the inception of our Company (July 6, 2007, date of inception of the successor operations) until March 31, 2011, we only generated $144,989 in revenues and have incurred losses during that same period of $16,238. [From the date of inception of our operating subsidiary (February 15, 2005, date of inception of our predecessor operations) to July 5, 2007) we only generated $10,787 in revenues and have incurred losses during the same period of $37,912. We expect to continue to incur losses into the future. There is no assurance our future operations will result in any profit. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment. If our business operations expand and our operating expenses increase, our profit margins may decrease and we may not be able to develop into a profitable business in the future.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to develop and continually update our website

  our ability to procure and maintain on commercially reasonable terms relationships with third parties from whom we acquire inventory our ability to identify and pursue new mediums through which we will be able to market our website and our products;

  our ability to attract new customers to our website who are interested in purchasing our products; and

  our ability to keep manage our costs and maintain low overhead.

Based upon current plans, we expect to incur operating losses in future periods because we will continue to be in the development stage and will be incurring expenses and not generating significant revenues. We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to generate revenues which are greater than our expenses will result in the loss of all or a portion of your investment.

Changing consumer preferences will require periodic new product introduction. If we are unable to continually satisfy new consumer preferences, we may not generate any material level of revenues.

As a result of changing consumer preferences, many Internet websites are successfully marketed for a limited period of time. Even if our products become popular, there can be no assurance that any of our products will continue to be popular for a sustained period of time. Our success will be dependent upon our ability to develop new and improved product lines. Our failure to introduce new product lines and to achieve and sustain market acceptance could result in us being unable to continually meet consumer preferences and generate any material level of revenues.

We face intense competition now and if we are unable to successfully compete with our competitors we will not be able to achieve profitability.

The Internet home furnishing industry is highly competitive. Most of our competitors have longer operating histories, greater brand recognition, broader product lines and greater financial resources and advertising budgets than we do. Many of our competitors offer similar products or alternatives to our products. We may not be able to develop a more appealing online website than our competitors and we may not be able to otherwise compete effectively against our competitors.

Further, our competitors may be able to develop their markets more effectively, have significantly more products than us, may be able to sell their products on more favorable terms, and may be able to adopt more aggressive pricing than us. They may have longer operating histories, greater brand name recognition, larger customer bases and significantly greater financial, technical and marketing resources. In the event that we are unable to successfully compete with our competitors we will not be able to achieve profitability.

We face a difficult current retail environment and changing economic conditions that may further adversely affect consumer demand and spending, and as a result, adversely affect our financial condition. Historically, the home furnishings industry has been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Such uncertainty, as well as other variations in global economic conditions such as consumer confidence, rising fuel costs and slowing housing starts, may continue to cause inconsistent and unpredictable consumer spending habits. Many industry analysts believe the current home furnishings environment is as difficult as the industry has ever experienced. Should consumer demand for home furnishings continue at these current low levels for an extended period of time or further deteriorate, it will be difficult to achieve our financial goals and plans.

Our relationship with our sole major customer Crown Trend Trading Ltd. creates risks associated with a concentrated sales source.

We currently generate all of our net sales from our business with our only customer Crown Trend Trading Ltd., and we cannot be assured that Crown Trend Trading Ltd will continue to purchase from us. Several of our competitors are likely to pursue business opportunities with this customer and threaten our current position. If we fail to maintain this customer relationship and do not expand our customer base, the result will be that the company will produce no revenue. Even if we maintain our relationship with Crown Trend Trading Ltd, our sales concentration as a result of this relationship increases the potential impact to our business that could result from any changes in the economic terms of this relationship. Any change in the terms of our sales to this one customer could have a material impact on our financial position and results of operations. Further, to the extent Crown Trend Trading Ltd overall business or market share decreases, or does not increase as anticipated, we may be adversely impacted.

If we do not attract customers to our website on cost-effective terms, we will not make a profit, which ultimately will result in a cessation of operations.

Our success depends on our ability to attract retail customers to our website on cost-effective terms. Our strategy to attract customers to our website, which has not been formalized or implemented, includes viral marketing, the practice of generating "buzz" among Internet users in our products through the developing and maintaining weblogs or "blogs", online journals that are updated frequently and available to the public, postings on online communities such as Facebook, MySpace, Yahoo!(R) Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth; search engine optimization, marketing our website via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with website providers to increase our access to Internet consumers. We expect to rely on word of mouth marketing as the primary source of traffic to our website, with search engine optimization and affiliate marketing as secondary sources. Our marketing strategy may not be enough to attract sufficient traffic to our website. If we do not attract customers to our website on cost-effective terms, we will not make a profit, which ultimately will result in a cessation of operations.

Our success depends on the continuing efforts of the members of our senior management and the loss of their services could result in a disruption of operations which could result in reduced revenues.

We have no employees and our future success depends heavily upon the continuing services of the members of our senior management team, in particular, our President and principal shareholder Irina Goldman, and our Vice President of Sales and Director Fung Chun Ngai. If one or both of these people are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected.

The loss of Ms. Ngai as our Director, Treasurer and Vice President of Sales may result in the loss of our major customer. Ms. Ngai does not have any business relationship with Crown Trend outside of our company’s sales to Crown Trend. Ms. Ngai, however, is our only employee or agent in Hong Kong and she is, and historically has been, responsible for maintaining our relationship with Crown Trend given her physical proximity to Crown Trend. Given that Ms. Ngai is physically located in Hong Kong and has been responsible for maintaining our relationship with Crown Trend and facilitating responses to sales inquires, sales returns and sales orders, the loss of her services could adversely affect our business relationship with Crown Trend and the service level provided to Crown Trend.

We do not currently maintain key person insurance on Ms. Goldman or Ms. Ngai.

Our President and director has never been associated with a larger and profitable home furnishing company, which could adversely affect our ability to becoming profitable in the future.

Our President and director has never been associated with a larger profitable home furnishing company, and her lack of experience in operating a larger home furnishing company like ours could adversely affect our ability to successfully become profitable in the future.

Because our President, Irina Goldman, owns more than 50% of our outstanding shares, she will retain control of us and be able to decide who will be directors and you may not be able to elect any directors which could decrease the price and marketability of the shares.

Irina Goldman, our President and director, owns 2,450,000 shares of our common stock constituting approximately 58% of our outstanding common stock. As a result, Ms. Goldman will be able to elect all of our directors and control our operations. She will also be able to unilaterally decide major corporate actions such as mergers, acquisitions, future securities offerings, amendments to our charter and bylaws and other significant corporate events. Ms. Goldman’s unilateral control over us could decrease the price and marketability of our shares.

Our business depends on the development and maintenance of the Internet infrastructure. Outages and delays could reduce the level of Internet usage generally as well as the level of usage of our services and reduce our revenues.

The success of our services will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements, or problems caused by “viruses,” “worms,” and similar programs may harm the performance of the Internet. The backbone computers of the Internet have been the targets of such programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage generally as well as the level of usage of our services and reduce our revenues.

Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

Our ability to provide our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could interrupt our service. Service interruptions could reduce our revenues and profits, and damage our name if our system is perceived to be unreliable. Our systems are vulnerable to damage or interruption as a result of terrorist attacks, war, earthquakes, floods, fires, power loss, telecommunications failures, computer viruses, interruptions in access to our websites through the use of “denial of service” or similar attacks, hacking or other attempts to harm our systems, and similar events. Some of our systems are not fully redundant, and our disaster recovery planning does not account for all possible scenarios. The occurrence of a natural disaster or a closure of an internet data center by a third-party provider without adequate notice could result in lengthy service interruptions. Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

If our website contains undetected errors, we could lose the confidence of users, resulting in loss of customers and a reduction of revenue.

Our websites could contain undetected errors or “bugs” that could adversely affect the ability of our customers to order products through our website. The occurrence of errors may cause us to lose market share, damage our reputation and brand name, and reduce our revenues.

If the security measures that we use to protect our user’s personal information such as credit card numbers, are ineffective, our customers may lose their confidence in our websites and stop visiting it. This may result in a reduction in revenues and increase our operating expenses, which would prevent us from achieving profitability.

We use www.authorize.net for our website security. Any breach in our website security could expose us to a risk of loss or litigation and possible liability. We anticipate that we will rely on encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. As a result of advances in computer capabilities, new discoveries in the field of cryptography or other developments, a compromise or breach of our security precautions may occur. A compromise in our proposed security could severely harm our business. A party who is able to circumvent our proposed security measures could misappropriate proprietary information, including customer credit card information, or cause interruptions in the operation of our website. We may be required to spend significant funds and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. However, protection may not be available at a reasonable price, or at all. Concerns regarding the security of e-commerce and the privacy of users may also inhibit the growth of the Internet as a means of conducting commercial transactions. This may result in a reduction in revenues and increase our operating expenses, which would prevent us from achieving profitability.

RISKS RELATED TO THE OWNERSHIP OF OUR STOCK

Our stock has not been listed on any public exchange, and no prediction can be made as to when, if ever, a public market for our common stock would develop.

To date, there has been no public market for our common stock. No prediction can be made as to when, if ever, a public market for our common stock will develop. There is no liquidity for shares distributed in this offering and investors may have difficulty in selling any shares acquired in the offering at prices they want. If a public market for the common stock does develop at a future time, sales of shares by stockholders of substantial amounts of our common stock in the public market could reduce the prevailing market price and could impair our future ability to raise capital through the sale of additional equity securities. The company is not listed on any public exchange and there are no market makers currently applying to handle the company’s stock.

We will likely conduct offerings of our equity securities in the future, in which case your proportionate interest will be diluted.

We completed a private placement offering of 1,750,000 shares of our common stock at a price of $0.02 per share to investors on March 28, 2010. Since our inception, we have relied on the proceeds of that private placement offering and stock sales to our principal stockholder and loans from our principal stockholder to fund our operations. We will likely be required to undertake additional equity offerings in the future to finance our current business. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be diluted.

Penny stock regulations under U.S. federal securities laws may adversely affect the ability of investors to resell their shares.

We anticipate that our common stock will be subject to the penny stock rules under the Securities Exchange Act of 1934. These rules regulate broker-dealer practices for transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 per share. The penny stock rules require broker-dealers that derive more than five percent of their customer transaction revenues from transactions in penny stocks to deliver a standardized risk disclosure document that provides information about penny stocks, and the nature and level of risks in the penny stock market, to any non-institutional customer to whom the broker-dealer recommends a penny stock transaction. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their shares.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly.

We presently do not have a business that produces significant revenues, however, the rules and regulations pursuant to the Exchange Act require a public company to provide periodic reports which will require that we engage legal, accounting and auditing services. The engagement of such services can be costly and we are likely to incur losses which may adversely affect our ability to continue as a going concern. Additionally, the Sarbanes-Oxley Act of 2002 will require that our company establish and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act of 2002 and the limited time that management will devote to our company may make it difficult for us to establish and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or prevent fraud, which may harm our financial condition and result in loss of investor confidence and a decline in our share price.

Our security holders may face significant restrictions on the resale of our securities due to state “blue sky” laws. Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration and (2) govern the reporting requirements for broker-dealers and stock brokers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. Also, the broker must be registered in that state. We do not know whether our securities will be registered, or exempt, under the laws of any states. A determination regarding registration will be made by the broker-dealers, if any, who agree to serve as the market-makers for our securities. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. Investors should consider the resale market for our securities to be limited. Security holders may be unable to resell their securities, or they may be unable to resell them without the significant expense of state registration or qualification.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in us.

We have never paid any cash or stock dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in us will need to come through appreciation of the stock’s price. There will be less ways in which you can make a gain on any investment in us.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our principal office is located at 5 Victory Road, Suffern NY. We use these premises rent free. The premises are owned by our President, Irina Goldman. We do not have any written agreement with Ms. Goldman regarding our use of the premises and Ms. Goldman may require us to vacate these premises at any time. Currently, this location serves as the administrative office for us. We believe that the rent-free space will be sufficient for our needs for at least the next 12 months, or until such time where company growth necessitates the need to find larger office space.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted under the symbol “ANSH” on the OTCBB but had not been traded in the OTCBB except on a limited and sporadic basis. The CUSIP number is 05358Q 109.

The following table sets forth, for the periods indicated, the high and low closing prices of our Common Stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Closing Bid Prices (1)
	High	Low
Year Ended March 31, 2011
1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A
4th Quarter	$0.25	$0.03
Year Ended March 31, 2010
1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A
4th Quarter	N/A	N/A

(1) The above table sets forth the range of high and low closing bid prices per share of our Common Stock as reported by www.otcbb.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of June 14, 2011, there were 29 stockholders of record of our common stock, as reported by our transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended March 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2010.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements.

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

  We are dependent upon our relationships with, Crown Trend Trading Ltd., our only customer and principal distributor at this time, to sell our product inventory. We do not have any formal relationship with them and they may in their sole discretion and without any penalty cease being our distributor at any time. If they cease the distribution of our products then our sole source of distribution will be through our website, which has not generated any significant revenue to date.

  In addition to sales of our products through our only customer and any other distributor that may sell our products in the future, our sales are dependent on our ability to attract retail customers to our website on cost-effective terms. Our future strategy to attract customers to our website, which has not been formalized or implemented, includes viral marketing, the practice of generating "buzz" among Internet users in our products through the developing and maintaining weblogs or "blogs", online journals that are updated frequently and available to the public, postings on online communities such as Facebook, MySpace, Yahoo!(R) Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth; search engine optimization, marketing our website via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with website providers to increase our access to Internet consumers. We expect to rely on word of mouth marketing as the primary source of traffic to our website, with search engine optimization and affiliate marketing as secondary sources.

  We acquire our product inventory from several wholesale vendors all located in the United States who will also drop-ship the inventory we purchase from them to our Hong Kong customer or to other future export customers. We do not manufacture any of our own products. We have not entered into any formal supply agreements with these vendors. We are required to pay in full for product inventory purchased from these vendors upon delivery. If the prices charged by these vendors increase and we are not able to pass on the increased price to our customers, then our margins will be reduced and this will affect our potential for future profitability.

Results of Operations for the year ended March 31, 2011 and 2010 and from July 6, 2007 (successor inception) to March 31, 2011.

Revenues

We generated revenues of $144,989 during the period from our inception on July 6, 2007 to March 31, 2011.

We generated revenues of $130,779 and $13,500 for the year ended March 31, 2011 and 2010, respectively. This increase in revenue for the year ended March 31, 2011 is due to our sales to our major customer, a Hong Kong based wholesale distributor of home furnishings of $130,779. We will need to obtain relationships with other new distributors and consumer sales through our website but at this time, our ability to generate revenues from other customers continues to be uncertain and we continue to be a development stage company.

Cost of Sales

Our cost of sales from our inception on July 6, 2007 to March 31, 2011 was $121,638.

Our cost of sales was $111,362 and $10,000 for the year ended March 31, 2011 and 2010, respectively. The increase in the cost of sales for the year ended March 31, 2011 was due to our increase in revenue for the year ended March 31, 2011 as we were able to continue to sell our merchandise to our only major customer this year, which generated $130,779 of revenue for the year ended March 31, 2011.

Gross Profit

Our gross profit from our inception on July 6, 2007 to March 31, 2011 was $23,351.

Our gross profit was $19,417 and $3,500 for the year ended March 31, 2011 and 2010, respectively. The increase in the gross profit for the year ended March 31, 2011 was due to our increase in revenue for the year ended March 31, 2011. Our gross profit margin decreased from approximately 26% for the year ended March 31, 2010 to 15% for the year ended March 31, 2011. This decrease in gross margin is due to the renegotiation of our selling prices to our only major customer in order for us to derive more sales volume from our major customer for future fiscal quarters and for the year ended March 31, 2011. We expect our future gross profit margins to continue to be in the range of 13% to 15% with our major customer and 13% to 25% from other customers as we continue to seek new business from wholesale distributors of home furnishing products and other retail consumers.

Expenses

From our inception on July 6, 2007 to March 31, 2011, our total expenses were $39,589. These total expenses since inception to March 31, 2011 were for general and administrative expenses which consisted of charges for website maintenance and credit card fees, professional fees, bank charges, office maintenance, communication expenses, courier, postage, office supplies, and travel.

Our expenses were $27,865 for the year ended March 31, 2011 compared to $2,292 for the year ended March 31, 2010. The increase in the expenses for the year ended March 31, 2011 was due primarily to our increase costs incurred for professional fees of becoming a public company for the year ended March 31, 2011.

Net Loss

We have a net loss of $16,238 during the period from our inception on July 6, 2007 to March, 2011.

We had net loss of $8,448 and net income of $1,208 for the year ended March 31, 2011 and 2010, respectively. This increase in net loss for the year ended March, 2011 is due to the increase in general and administrative expense for the year ended March 31, 2011 as mentioned above.

Liquidity and Capital Resources as of March 31, 2011 and 2010

As of March 31, 2011, we had cash of $115,137, total assets of $115,137 and working capital of $37,762 compared to $123,420 in cash, $123,420 in total assets and working capital of $11,210 as of March 31, 2010. As of March 31, 2011 and 2010 we have an accumulated deficit during the development stage of $16,238 and $7,790, respectively.

During the year ended March 31, 2011, we had the net cash used in operating activities of $3,283. We collected $35,000 of the financing from our March 28, 2010 private placement in June 2010. In addition, we repaid loan from related parties of $40,000. From our inception on July 6, 2007 to March 31, 2011, we have raised a total amount of $54,000 in cash through financing activities.

During the year ended March 31, 2011 we had net cash of $3,283 used in our operating activities compared to $11,208 of net cash provided by our operating activities during the year ended March 31, 2010, an increase in cash used in operating activities of $14,491. This is due to an increase in our net loss for the year ended March 31, 2011. From our inception on July 6, 2007 to March 31, 2011, we used net cash of $21,073 from our operating activities. During the year ended March 31, 2011, our total cash requirements will exceed our cash balances. Currently, we do not have sufficient cash in our bank accounts to cover our estimated expenses for the next 12 months if we expand our future operations and our related parties do not demand repayment of their loans. These loans are non-interest bearing and due on demand. We anticipate meeting our future cash requirements through a combination of equity and debt financing.

It may take several years for us to fully realize our business plan.

We estimate that our expenses over the next 12 months (beginning April 1, 2011) will be approximately $160,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the year ended March 31, 2011 and 2010 and from date of inception (July 6, 2007) to March 31, 2011. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued additional disclosure requirements for fair value measurements which the company included in its interim and annual financial statements in 2010. Certain disclosure requirements relating to fair value measurements using significant unobservable inputs (Level 3) were deferred until January 1, 2011. These new requirements did not have an impact in the consolidated financial results as they relate only to additional disclosures. The Company does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of March 31, 2011 and 2010 begins on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, Ms. Irina Goldman, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Goldman concluded that as of March 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and;

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of March 31, 2011, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

We will regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new and more efficient systems, consolidating activities, and migrating processes.

During the fourth quarter of fiscal year ended March 31, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2011, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Irina Goldman	53	President, Secretary, Principal Accounting Officer and Director
Fung Chun Ngai	45	Vice President Sales, Treasurer and Director

Irina Goldman, President, Secretary, Principal Accounting Officer and Director

Irina Goldman has been our President, Secretary, Principal Accounting Officer and Director since our inception on July 6, 2007. Ms. Goldman also holds the same positions with our subsidiary, Avenue South, Inc. since 2007. Although Ms. Goldman does not have any work experience prior to 2007, and lacks retail and internet sales work experience, she has worked with us since July 6, 2007 (approximately 3 years) developing our business model, sourcing new vendors, working with many of our current vendors and selling our products. She was responsible for overseeing the design and implementation of our website www.avenuesouth.com as well as sourcing many of our products and vendors. Ms. Goldman graduated from Columbia University in 1983 with a Masters Degree in Engineering.

Fung Chun Ngai, Vice President Sales, Treasurer and Director

Ms. Ngai was appointed as Vice President Sales, Treasurer and Director on March 28, 2010. For the past 5 years, Ms. Ngai worked with Maxfirm Industrial Ltd. as Marketing and Finance manager. She has more than 10 years experience in finance and marketing housewares and other products for households and its major customer was Li & Fung Ltd., a HK listed company, engaged in the retail business with global sales network. She is responsible for our marketing and promotion of our Art products for home décor and will focus on enhancing our distribution networks in Hong Kong. Ms.Ngai, who resides in Hong Kong full time, was able to introduce us to our major customer in Hong Kong and will continue marketing our products to our major customer and other Hong Kong distributors.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Director Qualifications

Below is a summary of the qualifications, attributes, skills and experience of each of our directors that led us to the conclusion that such director should serve as a director of our Company, in light of our business and structure.

Ms. Irina Goldman

  Leadership and Management experience – has been CEO of the Company since its inception on July 6, 2007

  Education background – Ms. Goldman graduated from Columbia University in 1983 with a Masters Degree in Engineering.

Ms. Fung Chun Ngai

  Leadership and Management experience – More than five years experience as a marketing and finance manager at Maxfirm Industrial Ltd. And more than 10 years experience in finance and marketing housewares and other products.

Board Composition and Committees

The board of directors is currently composed of two members, Ms. Goldman and Ms. Ngai. All Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

We currently do not have standing audit, nominating or compensation committees. Our board of directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors in the future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our compensation and benefit policies, including compensation of executive officers.

Our board of directors has not made a determination as to whether any member of our board is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Transactions with Related Persons, Promoters and Control Persons; Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2011 fiscal year.

Code of Ethics

Our board of directors has not adopted a code of business conduct and ethics that applies to all employees, officers and directors of us. We expect to adopt a code of ethics as soon as possible.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

		Salary	Total
Name and Principal Position	Period	($)	($)
Irina Goldman, President and Secretary
(Principal Executive Officer and Principal Accounting Officer)	Year Ended March 31, 2011	0	0
	Year Ended March 31, 2010	0	0
Fung Chun Ngai, Treasurer, Vice President Sales and Director	Year Ended March 31, 2011	0	0
	Year Ended March 31, 2010	0	0

Option Grants

We did not grant any options or stock appreciation rights to our named executive officers or directors from our inception (July 6, 2007) to March 31, 2011. As of March 31, 2011 we did not have any stock option plans.

Management or Employment Agreements

We have not yet entered into any consulting or management agreements with any of our directors or officers.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to the date of this prospectus. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our Common Stock as of June 14, 2011 (i) by each person who is known by us to beneficially own more than 5% of our voting securities; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

		Amount and Nature	Percent of
Title of Class	Name and Address of Beneficial Owner	of Beneficial Ownership	Class
			(%)(6)
Common Stock	Irina Goldman (1) 5 Victory Road, Suffern, NY 10901	2,450,000	58.3
Common Stock	Fung Chun Ngai (2) 12/F, 99 Hennessy Road Wan Chai, Hong Kong	0	0

(1)	Irina Goldman is our President, Principal Accounting Officer, Secretary and director

(2)	Fung Chun Ngai is our Treasurer, Vice President Sales and director.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Parties

As of March 31, 2011, our debt to related parties totaled $72,210 which included $72,210 due to Irina Goldman, our President, Principal Accounting Officer, Secretary and director, for loans made to us. This loan is oral agreement and the amount due is unsecured, non-interest bearing, and due on demand.

Stock transactions with related party

On July 6, 2007, our principal stockholder acquired 100% of the equity of Avenue South, Inc., a North Carolina corporation for $10,000. On July 6, 2007, Avenue South Ltd., a Nevada corporation was formed by our principal stockholder Irina Goldman and our principal stockholder entered into a share exchange agreement, pursuant to which all the common stock held by our principal stockholder in Avenue South, Inc. was acquired by Avenue South Ltd. by issuing 2 million common shares to our principal stockholder. Avenue South Ltd. then became the parent corporation owning 100% of Avenue South, Inc.

Private Placement

On December 17, 2008, the Company issued 450,000 shares of its Common Stock to the Company’s sole stockholder, at $0.02 per share, for total proceeds of $9,000.

There are no family relationships between any of the directors and officers described in the preceding disclosure.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Parents of the Company

Irina Goldman currently owns 58.3% of our outstanding common stock.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the indicated periods:

	Year Ended	Year Ended
	March 31, 2011	March 31, 2010
Audit fees(1)	$5,165	$0
Audit-related fees(2)	0	0
Tax fees	0	0
All other fees	0	0
Total	$5,165	$0

(1)

“Audit Fees” consisted of the aggregate fees billed or accrued for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

(2)

“Audit-Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved all of the audit and non-audit service performed by EFP Rotenberg LLP for our consolidated financial statements as of and for the year ended March 31, 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1

Articles of Incorporation of the Company, as amended to date [Incorporated by reference to Exhibit 3.1 to Bylaws of the Company, as amended to date [Incorporated by reference to Exhibit 3.2 to the Company’s the Company’s Registration Statement on Form S-1 filed with the Commission on July 28, 2010 under Commission File No. 333-168346]

3.2	Registration Statement on Form S-1 filed with the Commission on July 28, 2010 under Commission File No. 333-168346]
4.5

Registration Rights Agreement [Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed with the Commission on July 28, 2010 under Commission File No. 333-168346]

10.1

Form of Subscription Agreement, dated March 28, 2010 [Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on July 28, 2010 under Commission File No. 333-168346]

10.2

Stock Purchase Agreement, dated July 6, 2007, among David F. Ruppen and Mary Carol Ruppen and Irina Goldman. [Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on July 28, 2010 under Commission File No. 333-168346]

10.3

Share Exchange Agreement among Irina Goldman, the Company and Avenue South, Inc. [Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on July 28, 2010 under Commission File No. 333-168346]

21	Subsidiaries of the registrant*
31	Certifications of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: June 14, 2011

AVENUE SOUTH LTD.

By: /s/ Irina Goldman
Irina Goldman
President
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Irina Goldman	President and Director	June 14, 2011
Irina Goldman	(Principal Executive Officer and Principal Accounting Officer)

/s/ Fung Chun Ngai	Treasurer, VP Sales and Director	June 14, 2011
Fung Chun Ngai

AVENUE SOUTH LTD.
(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page (s)
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Changes in Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7- F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Avenue South Ltd

We have audited the accompanying consolidated balance sheets of Avenue South Ltd as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2011 and for the period from date of inception (July 6, 2007) through March 31, 2011. Avenue South Ltd’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avenue South Ltd as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2011 and for the period from date of inception (July 6, 2007) through March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's operating loss and inability to expand its customer base raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York
June 14, 2011

AVENUE SOUTH LTD.

(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	March 31,	March 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$115,137	$123,420
Total Assets	115,137	123,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	5,165	—
Due to related parties	72,210	112,210
Total Liabilities	77,375	112,210
Commitments and contingencies
Stockholders’ Equity:
Common stock , $0.001 par value; 100,000,000 shares authorized;
4,200,000 shares and 2,450,000 shares issued and outstanding at March
31, 2011 and March 31, 2010, respectively.	4,200	2,450
Common stock subscribed, 1,750,000 shares	—	35,000
Additional paid-in capital	49,800	16,550
Deficit accumulated during the development stage	(16,238)	(7,790)
Stock subscription receivable	—	(35,000)
Total Stockholders’ Equity	37,762	11,210
Total Liabilities and Stockholders’ Equity	$115,137	$123,420

See accompanying notes to consolidated financial statements

AVENUE SOUTH LTD.

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Successor	Predecessor
	Successor	Successor	For the period from	For the period from
	For the year	For the year	July 6, 2007	February 15, 2005
	ended	ended	(Date of Inception) to	(Date of Inception)
	March 31,	March 31,	March 31,	to July 5,
	2011	2010	2011	2007
Revenue
Sales	$130,779	$13,500 $	144,989	$10,787
Cost of sales	111,362	10,000	121,638	8,675
Gross Profit	19,417	3,500	23,351	2,112
Operating Expenses
Other selling, general and administrative expenses	27,865	2,292	39,589	40,024
Net income (loss)	$(8,448)	$1,208 $	(16,238)	$(37,912)
Loss per common share:
- Basic and fully diluted	$0.00	$0.00
- Weighted average number of shares
- Basic and fully diluted	3,830,822	2,450,000

See accompanying notes to consolidated financial statements

AVENUE SOUTH LTD. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
						Deficit
					Additional	Accumulated	Stock	Total
	Common Stock		Capital Stock	Subscribed	Paid	During the	Subscription	Stockholders’
Predecessor Entity	Shares	Amount	Shares	Amount	In capital	Development Stage	Receivable	Equity
Balance, February 15, 2005
(Inception of Predecessor Entity)	—	$—	—	$—	$—	$—	$—	$—
Share issued in inception	1	100	—	—	—	—	—	100
Net loss for the period	—	—	—	—	—	(2,167)	—	(2,167)
Balance, March 31, 2005	1	100	—	—	—	(2,167)		(2,067)
Net loss for the year	—	—	—	—	—	(15,439)	—	(15,439)
Balance, March 31, 2006	1	100	—	—	—	(17,606)		(17,506)
Net loss for the year	—	—	—	—	—	(275)	—	(275)
Balance, March 31, 2007	1	100	—	—	—	(17,881)		(17,781)
Net loss for the year	—	—	—	—	—	(20,031)	—	(20,031)
Balance, July 5, 2007	1	$100	—	$—	$—	(37,912)	$—	(37,812)
Successor Entity
Balance, July 6, 2007 (Inception of Successor Entity)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Common Stock	2,000,000	2,000	—	—	8,000	—	—	10,000
Net loss for the period	—	—	—	—	—	(1,225)	—	(1,225)
Balance, March 31, 2008	2,000,000	2,000	—	—	$8,000	(1,225)		8,775
Share issued in private placement at $0.02 per share	450,000	450	—	—	8,550	—	—	9,000
Net loss for the year	—	—	—	—	—	(7,773)	—	(7,773)
Balance, March 31, 2009	2,450,000	2,450	—	—	16,550	(8,998)	—	10,002
Common stock subscribed in private placement at $0.02 per share	—	—	1,750,000	35,000	—	—	—	35,000
Shares subscription receivable	—	—	—	—	—	—	(35,000)	(35,000)
Net income for the year	—	—	—	—	—	1,208	—	1,208
Balance, March 31, 2010	2,450,000	$2,450	1,750,000	$35,000	$16,550	$(7,790)	$(35,000)	$11,210
(Cash collected – stock subscriptions issued)
Common stock subscribed in private placement at $0.02 per share	1,750,000	1,750	(1,750,000)	(35,000)	33,250	—	35,000	35,000
Net loss for the year	—	—	—	—	—	(8,448)	—	(8,448)
Balance, March 31, 2011	4,200,000	$4,200	—	—	$49,800	$(16,238)	—	$37,762

See accompanying notes to consolidated financial statements

AVENUE SOUTH LTD. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Successor	Successor	Predecessor
			For the period	For the period
	For the year	For the year	July 6, 2007	from February
	ended	ended	(Date of	15, 2005
	March 31,	March 31,	Inception) to	(Date of Inception) to
	2011	2010	March 31, 2011	July 5, 2007
Cash flows from operating activities
Net (loss)/income for the year/period	$(8,448)	$1,208	$(16,238)	$(37,912)
Amortization	—	—	—	6,735
Changes in operating assets and liabilities:
Other current assets and current liabilities	5,165	—	5,165	(74)
Inventories	—	10,000	(10,000)	(10,500)
Net cash (used in) provided by operating
activities	(3,283)	11,208	(21,073)	(41,751)
Cash flows from investing activities
Acquisition of web site	—	—	—	(33,000)
Net cash flows used in investing activities:	—	—	—	(33,000)
Cash flows from financing activities
(Repayment to)/Advance from related
parties	(40,000)	109,975	82,210	76,882
Proceeds from issuance of common stock	35,000	—	54,000	100
Net cash flows (used in) provided by financing
activities	(5,000)	109,975	136,210	76,982
Net (decrease) increase in cash	(8,283)	121,183	115,137	2,231
Cash- beginning of year/period	123,420	2,237	—	—
Cash- end of year/period	$115,137	$123,420 $	115,137	$2,231
Supplemental disclosure of non cash financing activities:
Issuance of common stock subscribed	$—	$35,000 $	35,000	$—
Supplemental cash flow Information:
Cash paid for interest	—	—	—	—
Cash paid for income taxes	—	—	—	—

See accompanying notes to consolidated financial statements

AVENUE SOUTH LTD.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

On July 6, 2007, our principal stockholder acquired 100% of the equity of Avenue South, Inc., a North Carolina corporation. On July 6, 2007, Avenue South Ltd., a Nevada corporation was formed by our principal stockholder and our principal stockholder entered into a share exchange agreement, pursuant to which all the common stock held by our principal stockholder in Avenue South, Inc. was acquired by Avenue South Ltd. by issuing 2 million common shares to our principal stockholder. Avenue South Ltd. then became the parent corporation owning 100% of Avenue South, Inc. All transactions for the fiscal years ended March 31, 2011 and 2010 were conducted through Avenue South Ltd. and Avenue South Inc. is inactive. All items are sold through the Company’s website, www.avenuesouth.com.

Avenue South, Inc. was incorporated in the State of North Carolina on February 15, 2005 (date of predecessor inception) with the principal business objective of a “one-stop” web based supplier of imported and domestic art reproductions, collectibles and home décor items that are difficult to find in traditional home furnishing retail outlets.

Going Concern

The Company’s success will depend in part on its ability to market and sell its products over the internet and through other marketing channels. There can be no assurance that these marketing efforts will be successful and that the company so far has not been able to expand its customer base beyond its one major customer. The Company believes that it does not currently have sufficient cash and financing commitments to meet its funding requirements over the next year and will need to seek additional financing. The Company expects to seek to obtain additional funding through debt or equity transactions. There can be no assurance as to the availability or terms upon which such financing and capital might be available. In addition, the Company may wish to selectively pursue additional products complementary to those of the Company in the future in order to expand its presence in the marketplace and achieve operating efficiencies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

AVENUE SOUTH LTD.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Inventory

Inventories consist of finished goods of home furnishing products. Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. The Company has not recorded an allowance for slow-moving or obsolete inventory. There was no inventory on hand at March 31, 2011 and 2010, respectively.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, which specifies that revenue is realized or realizable and earned when four criteria are met:

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

Basic Income/Loss Per Common Share

The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, “Earnings Per Share”. At March 31, 2011 and March 31, 2010, the Company did not have any stock equivalents.

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

Foreign Currency Transactions

For the year ended March 31, 2011 and 2010, there are no gain and loss on foreign currency transaction as all transactions are denominated in US dollars.

AVENUE SOUTH LTD.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents.

3. RECENT CHANGES IN ACCOUNTING STANDARDS

Recent Accounting Pronouncements

In January 2010, the FASB issued additional disclosure requirements for fair value measurements which the Company included in its interim and annual financial statements in 2010. Certain disclosure requirements relating to fair value measurements using significant unobservable inputs (Level 3) were deferred until January 1, 2011. These new requirements did not have an impact in the consolidated financial results as they relate only to additional disclosures.

The Company does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

4. DUE TO RELATED PARTIES

As of March 31, 2011, the amount due to related parties of $72,210 represented the amount due to President, Principal Accounting Officer, Secretary and director. As of March 31, 2010, the amount due to related parties of $112,210 included $77,235 due to President, Principal Accounting Officer, Secretary and director and $34,975 due to Vice President Sales and Director. The amounts due are unsecured, non-interest bearing, and due on demand.

5. INCOME TAXES

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

At March 31, 2011, the Company had accumulated deficit during the development stage of $16,238 to offset future taxable income. The Company has established a valuation allowance equal to the full amount of this deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

The Company adopted the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes,” at inception. As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no uncertain tax positions at March 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

AVENUE SOUTH LTD.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. STOCKHOLDER’S’ EQUITY

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

The Company has been able to obtain a verbal commitment from all investors to waive all penalties as the Registration Statement went effective on November 2, 2010. There was no penalty accrued for the year ended March 31, 2011 as no investors will seek any penalty payments.

On June 16, 2010 the Company collected all stock subscriptions receivable totaling $35,000 and issued the 1,750,000 shares that were subscribed in the offering.

7. COMMITMENTS AND CONTINGENCIES

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

EXHIBIT INDEX

Exhibit No.	Description
3.1

Articles of Incorporation of the Company, as amended to date [Incorporated by reference to Exhibit 3.1 to Bylaws of the Company, as amended to date [Incorporated by reference to Exhibit 3.2 to the Company’s the Company’s Registration Statement on Form S-1 filed with the Commission on July 28, 2010 under Commission File No. 333-168346]

3.2	Registration Statement on Form S-1 filed with the Commission on July 28, 2010 under Commission File No. 333-168346]
4.5

Registration Rights Agreement [Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed with the Commission on July 28, 2010 under Commission File No. 333-168346]

10.1

Form of Subscription Agreement, dated March 28, 2010 [Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on July 28, 2010 under Commission File No. 333-168346]

10.2

Stock Purchase Agreement, dated July 6, 2007, among David F. Ruppen and Mary Carol Ruppen and Irina Goldman. [Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on July 28, 2010 under Commission File No. 333-168346]

10.3

Share Exchange Agreement among Irina Goldman, the Company and Avenue South, Inc. [Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on July 28, 2010 under Commission File No. 333-168346]

21	Subsidiaries of the registrant*
31	Certifications of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.