Form 10-Q
period 2011-06-30
Avenue South Ltd.
filed 2011-07-25
CIK 1496690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___    No X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [   ]

As of July 22, 2011, there were 4,200,000 shares of company common stock issued and outstanding.

AVENUE SOUTH LTD.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Cautionary Note Regarding Forward-Looking Statements
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and March 31, 2011	3
	Condensed Consolidated Statements of Operations (unaudited) for three months ended June 30, 2011 and 2010, and for the period since inception July 6, 2007 to June 30, 2011	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the period since inception to June 30, 2011	5-6
	Condensed Consolidated Statements of Cash Flows (unaudited) for three months ended June 30, 2011 and 2010 and for the period since inception July 6, 2007 to June 30, 2011	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures	16
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Removed and Reserved	16
Item 5.	Other Information	17
Item 6.	Exhibits	17
SIGNATURES		18

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of our annual report on Form 10K that was filed with the Securities & Exchange Commission on June 14, 2011. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

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

Item 1. Financial Statements

AVENUE SOUTH LTD.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,	March 31,
	2011	2011
	Unaudited
ASSETS
Current Assets:
Cash	$28,742	$115,137
Accounts receivable	8,226	—

Total Assets	36,968	115,137

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	2,918	5,165
Due to related parties	6,829	72,210

Total Liabilities	9,747	77,375

Commitments and contingencies

Stockholders’ Equity:
Common stock , $0.001 par value; 100,000,000 shares authorized; 4,200,000 shares and 2,450,000 shares issued and outstanding at June 30, 2011 and March 31, 2010, respectively.	4,200	4,200
Additional paid-in capital	49,800	49,800
Deficit accumulated during the development stage	(26,779)	(16,238)

Total Stockholders’ Equity	27,221	37,762

Total Liabilities and Stockholders’ Equity	$36,968	$115,137

See accompanying notes to unaudited consolidated financial statements

AVENUE SOUTH LTD.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

			Successor	Predecessor
	Successor	Successor	For the period from	For the period from
	For the three	For the three	July 6, 2007 (Date	February 15, 2005
	months ended	Months ended	of Inception) to	(Date of Inception)
	June 30,	June 30,	June 30,	to July 5,
	2011	2010	2011	2007
Revenue
Sales	$18,033	$20,010	$163,022	$10,787
Cost of sales	15,112	16,948	136,750	8,675
Gross Profit	2,921	3,062	26,272	2,112
Operating Expenses
Other selling, general and administrative expenses	13,462	115	53,051	40,024

Net (loss)/Income	$(10,541)	$2,947	$(26,779)	$(37,912)
Loss per common share:
- Basic and fully diluted	$0.00	$0.00
- Weighted average number of shares
- Basic and fully diluted	3,768,493	2,469,444

See accompanying notes to unaudited consolidated financial statements

AVENUE SOUTH LTD.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
UNAUDITED

Predecessor Entity					Additional Paid In capital	Deficit Accumulated During the Development Stage	Stock Subscription Receivable	Total Stockholders’ Equity
	Common Stock		Capital Stock Subscribed
	Shares	Amount	Shares	Amount
Balance, February 15, 2005 (Inception of Predecessor Entity)	—	$—	—	$—	$—	$—	$—	$—
Share issued in inception	1	100	—	—	—	—	—	100
Net loss for the period	—	—	—	—	—	(2,167)	—	(2,167)
Balance, March 31, 2005	1	100	—	—	—	(2,167)	—	(2,067)

Net loss for the year	—	—	—	—	—	(15,439)	—	(15,439)
Balance, March 31, 2006	1	100	—	—	—	(17,606)	—	(17,506)

Net loss for the year	—	—	—	—	—	(275)	—	(275)
Balance, March 31, 2007	1	100	—	—	—	(17,881)	—	(17,781)

Net loss for the year	—	—	—	—	—	(20,031)	—	(20,031)
Balance, July 5, 2007	1	$100	—	$—	$—	(37,912)	$—	(37,812)

Successor Entity
Balance, July 6, 2007 (Inception of Successor Entity)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Common Stock	2,000,000	2,000	—	—	8,000	—	—	10,000
Net loss for the period	—	—	—	—	—	(1,225)	—	(1,225)
Balance, March 31, 2008	2,000,000	2,000	—	—	$8,000	(1,225)	—	8,775

Share issued in private placement at $0.02 per share	450,000	450	—	—	8,550	—	—	9,000
Net loss for the year	—	—	—	—	—	(7,773)	—	(7,773)
Balance, March 31, 2009	2,450,000	2,450	—	—	16,550	(8,998)	—	10,002

Common stock subscribed in private placement at $0.02 per share	—	—	1,750,000	35,000	—	—	—	35,000
Shares subscription receivable	—	—	—	—	—	—	(35,000)	(35,000)
Net income for the year	—	—	—	—	—	1,208	—	1,208
Balance, March 31, 2010	2,450,000	$2,450	1,750,000	$35,000	$16,550	$(7,790)	$(35,000)	$11,210

Cash collected – stock subscriptions issued
Common stock subscribed in private placement at $0.02 per share	1,750,000	1,750	(1,750,000)	(35,000)	33,250	—	35,000	35,000
Net loss for the year	—	—	—	—	—	(8,448)	—	(8,448)
Balance, March 31, 2011	4,200,000	$4,200	—	$—	$49,800	$(16,238)	$—	$37,762

Cash collected – stock subscriptions issued
Common stock subscribed in private placement at $0.02 per share	—	—	—	—	—	—	—	—
Net loss for the period	—	—	—	—	—	(10,541)	—	(10,541)
Balance, June 30, 2011	4,200,000	$4,200	—	$—	$49,800	$(26,779)	$—	$27,221

See accompanying notes to unaudited consolidated financial statements

AVENUE SOUTH LTD.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Successor	Successor	Successor	Predecessor
			For the period	For the period
			July 6, 2007	from February
	For the three	For the three	(Date of	15, 2005 (Date
	months ended	months ended	Inception) to	of Inception) to
	June 30, 2011	June 30, 2010	June 30, 2011	July 5, 2007
Cash flows from operating activities
Net (loss)/income for the period	$(10,541)	$2,947	$(26,779)	$(37,912)
Amortization	—	—	—	6,735

Changes in operating assets and liabilities:
Other current assets and current liabilities	(10,473)	—	(5,308)	(74)
Inventories	—	—	(10,000)	(10,500)
Net cash (used in) provided by operating activities	(21,014)	2,947	(42,087)	(41,751)

Cash flows from investing activities
Acquisition of web site	—	—	—	(33,000)

Net cash flows used in investing activities:	—	—	—	(33,000)

Cash flows from financing activities
(Repayment to)/Advance from related parties	(65,381)	—	16,829	76,882
Proceeds from issuance of common stock	—	35,000	54,000	100
Net cash flows provided by (used in) financing activities	(65,381)	35,000	70,829	76,982
Net (decrease) increase in cash	(86,395)	37,947	28,742	2,231

Cash- beginning of period	115,137	123,420	—	—
Cash- end of period	$28,742	$161,367	$28,742	$2,231

Supplemental disclosure of non cash financing activities:
Issuance of common stock subscribed	$—	$35,000	$35,000	$—

Supplemental cash flow Information:
Cash paid for interest	—	—	—	—
Cash paid for income taxes	—	—	—	—

See accompanying notes to unaudited consolidated financial statements

AVENUE SOUTH LTD.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Avenue South Ltd. and its subsidiary have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended March 31, 2011.

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

Going Concern

The Company’s success will depend in part on its ability to market and sell its products over the internet and through other marketing channels. There can be no assurance that these marketing efforts will be successful. The Company does not currently have sufficient cash and financing commitments to meet its funding requirements over the next year. In addition, the Company may wish to selectively pursue additional products complementary to those of the Company in the future in order to expand its presence in the marketplace and achieve operating efficiencies. The Company may expect to seek to obtain additional funding through debt or equity transactions. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventories consist of finished goods of home furnishing products. Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. The Company has not recorded an allowance for slow-moving or obsolete inventory. There was no inventory on hand at June 30, 2011.

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

Basic Income/Loss Per Common Share

The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, “Earnings Per Share”. At June 30, 2011 and March 31, 2011, the Company did not have any stock equivalents.

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

Foreign Currency Transactions

For the three months ended June 30, 2011 and 2010, there are no gain and loss on foreign currency transaction as all transactions are denominated in US dollars.

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

5. DUE TO RELATED PARTIES

As of June 30, 2011, the amount due to related parties of $6,829 represented the amount due to President, Principal Accounting Officer, Secretary and director. As of March 31, 2011, the amount due to related parties of $72,210 included $72,210 due to President, Principal Accounting Officer, Secretary and director. The amounts due are unsecured, non-interest bearing, and due on demand.

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

At June 30, 2011, the Company had accumulated deficit during the development stage of $26,779 to offset future taxable income. The Company has established a valuation allowance equal to the full amount of this deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

The Company adopted the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes,” at inception. As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no uncertain tax positions at June 30, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed consolidated financial statements for the three months ended June 30, 2011 and 2010 and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

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

Results of Operations for the three months ended June 30, 2011 and June 30, 2010 (successor).

Revenues

We generated revenues of $18,033 during the three months ended June 30, 2011 and $20,010 during the same period in 2010. This decrease in revenue for the three months ended June 30, 2011 is due a decrease in our sales to our major customer, a Hong Kong based wholesale distributor of home furnishings of $1,977. We anticipate future increases in revenue from other new distributors and consumer sales through our website but at this time, our ability to generate significant revenues continues to be uncertain and we continue to be a development stage company. Revenue from our major customer for the three months ended June 30, 2011 decreased by $12,973 from the prior three month period (prior quarter) ended March 31, 2011. We expect that future revenue from our major customer may decrease in future periods due to the uncertainty of our future business activity with this major customer.

Cost of Sales

Our cost of sales was $15,112 for the three months ended June 30, 2011 compared to $16,948 for the three months ended June 30, 2010. The decrease in the cost of sales for the three months ended June 30, 2011 was due to our decrease in revenue for the three months ended June 30, 2011 as we were able to continue to sell our merchandise to our major customer this quarter.

Gross Profit

Our gross profit was $2,921 for the three months ended June 30, 2011 compared to $3,062 for the three months ended June 30, 2010. The decrease in the gross profit for the three months ended June 30, 2011 was due to our decrease in revenue for the three months ended June 30, 2011. We expect our future gross profit margins to continue to be in the range of 13% to 20% with our major customer and 13% to 25% from other customers as we continue to seek new business from wholesale distributors of home furnishing products and other retail consumers.

Expenses

Our expenses were $13,462 for the three months ended June 30, 2011 compared to $115 for the three months ended June 30, 2010. The increase in the expenses for the three months ended June 30, 2011 was due to our increase costs incurred for professional fee, credit card fees and other general and administrative expenses for the three months ended June 30, 2011. We expect our general and administrative costs to increase sometime later in 2011 if we can expand our sales in Hong Kong and other locations and increase our profits. We may also increase our general and administrative expenses if we are able to raise money through a combination of debt financing and equity financing by way of doing another private placement.

Net Loss

We had net loss of $10,541 during the three months ended June 30, 2011 and a net loss of $2,947 during the same period in 2010. This increase in net loss for the three months ended June 30, 2011 is due to our sale to our distributor in Hong Kong and increase costs incurred for travel expenses, credit card fees and other general and administrative expenses for the three months ended June 30, 2011.

Results of Operations from July 6, 2007 (successor inception) to June 30, 2011.

Revenues

We generated revenues of $163,022 during the period from our inception on July 6, 2007 to June 30, 2011.

This revenue is primarily due to our sales to our major customer, a Hong Kong based wholesale distributor of home furnishings. We anticipate to obtain other new distributors and consumer sales through our website but at this time, however our ability to generate significant revenues continues to be uncertain and we continue to be a development stage company.

Cost of Sales

Our cost of sales from our inception on July 6, 2007 to June 30, 2011 was $136,750.

The cost of sales was due to our revenue from our merchandise sales to our major customer.

Gross Profit

Our gross profit from our inception on July 6, 2007 to June 30, 2011 was $26,272. Substantially all of our gross profit is generated from our major customer.

Expenses

From our inception on July 6, 2007 to June 30, 2011, our total expenses were $53,051. These total expenses since inception to June 30, 2011 were for general and administrative expenses which consisted of professional fee, credit card fees and other general and administrative expenses.

Net Loss

We have a net loss of $26,779 during the period from our inception on July 6, 2007 to June 30, 2011. Our net loss is due to the reasons described above.

Liquidity and Capital Resources as of June 30, 2011 and March 31, 2011

As of June 30, 2011, we had cash of $28,742 and accounts receivable of $8,226, total assets of $36,968 and working capital of $27,221 compared to $115,137 in cash, $115,137 in total assets and working capital of $37,762 as of March 31, 2011. As of June 30, 2011, we have an accumulated deficit of $26,779.

During the three months ended June 30, 2011 we had the net cash if $21,014 used in operating activities compared to $2,947 of net cash provided by our operating activities for the three months ended June 30, 2010, an increase in cash used in operating activities of $23,961. This is due to an increase in our net loss for the three ended June 30, 2011, From our inception on July 6, 2007 to June 30, 2011, we have a total amount of $70,829 in cash through financing activities.

From our inception on July 6, 2007 to June 30, 2011, we had net cash of $42,087 used in our operating activities. Our total future cash requirements exceed our current cash balances. Currently, we do not have sufficient cash in our bank accounts to cover our estimated expenses for the next 12 months if we expand our future operations. If we lose our one major customer we may not be able to continue our business. We anticipate meeting our future cash requirements through a combination of equity and debt financing.

It may take several years for us to fully realize our business plan.

We estimate that our expenses over the next 12 months (beginning July 1, 2011) will be approximately $140,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

	Target completion	Estimated
Description	date or period	expenses

Legal and accounting fees	12 months	10,000
Marketing and advertising	12 months	65,000
Salaries and consulting fees	12 months	55,000
General and administrative	12 months	10,000
Total		140,000

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the three ended June 30, 2011 and 2010 and from date of inception (July 6, 2007) to June 30, 2011. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Irina Goldman, our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2011. Based upon, and as of the date of this evaluation, Ms. Goldman, determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2011 there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Avenue South Ltd.

July 25, 2011	By:	/s/ Irina Goldman
Irina Goldman
President and Principal Financial Officer
(Principal Executive Officer and Principal
Financial Officer)