Form 10-Q
period 2011-09-30
TBSS International, Inc.
filed 2011-11-18
CIK 1496690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                            to

Commission File Number: 333-168346

TBSS INTERNATIONAL, INC.
(formerly Avenue South Ltd.)
(Exact name of registrant as specified in its charter)

Nevada	26-0478989
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9113 Ridge Road, Suite 50
New Port Richey, Florida	34654
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code): (855) 645-4653

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

Yes [  ]             No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ]

As of November 18, 2011, there were 150,460,000 shares of company common stock issued and outstanding.

TBSS INTERNATIONAL, INC.
(FORMERLY AVENUE SOUTH LTD.)

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Cautionary Note Regarding Forward-Looking Statements		2
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and March 31, 2011	3
	Condensed Consolidated Statements of Operations (unaudited) for three and six months ended September 30, 2011 and 2010, and for the period since inception July 6, 2007 to September 30, 2011	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the period since inception to September 30, 2011	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for six months ended September 30, 2011 and 2010 and for the period since inception July 6, 2007 to September 30, 2011	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4.	Controls and Procedures	15
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Removed and Reserved	16
Item 5.	Other Information	16
Item 6.	Exhibits	16
SIGNATURES		17

PART I - FINANCIAL INFORMATION

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

Item 1.     Financial Statements

TBSS INTERNATIONAL, INC.
(Formerly Avenue South Ltd.)
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2011
(UNAUDITED) AND MARCH 31, 2011

	September 30,	March 31,
	2011	2011
	Unaudited
ASSETS
Current Assets:
Cash	$—	$115,137

Total Assets	—	115,137

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued liabilities	18,594	5,165
Due to related parties	—	72,210

Total Liabilities	18,594	77,375

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2011 and March 31, 2011	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 121,800,000 shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively	121,800	121,800
Additional paid-in capital	—	—
Deficit accumulated during the development stage	(140,394)	(84,038)

Total Stockholders’ Equity (Deficit)	(18,594)	37,762

Total Liabilities and Stockholders’ Equity (Deficit)	$—	$115,137

See accompanying notes to unaudited consolidated financial statements

TBSS INTERNATIONAL, INC.
(Formerly Avenue South Ltd.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010, AND
FOR THE PERIOD SINCE INCEPTION JULY 6, 2011 TO SEPTEMBER 30, 2011

					Successor	Predecessor
					For the	For the
					period from	period from
					July 6,	February 15,
	Successor	Successor	Successor	Successor	2007	2005
	For the six	For the six	For the three	For the three	(Date of	(Date of
	months ended	months ended	months ended	months ended	Inception) to	Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,	July 5,
	2011	2010	2011	2010	2011	2007
Revenue
Sales	$18,033	$62,465	$-	$42,455	$163,022	$10,787
Cost of Sales	15,112	53,749	-	36,801	136,750	8,675
Gross Profit (Loss)	2,921	8,716	-	5,654	26,272	2,112
Operating expenses
Other selling, general and administrative expenses	59,277	10,406	45,815	10,291	98,866	40,024

Total operating expenses	59,277	10,406	45,815	10,291	98,866	40,024

Net operating loss	(56,356)	(1,690)	(45,815)	(4,637)	(72,594)	(37,912)

Net loss	$(56,356)	$(1,690)	$(45,815)	$(4,637)
Loss per common share:

- Basic and fully diluted -	$-	$-	$-	$-
Weighted average number of shares
- Basic and fully diluted	121,800,000	96,840,976	121,800,000	121,800,000

See accompanying notes to unaudited consolidated financial statements

TBSS INTERNATIONAL, INC.
(Formerly Avenue South, Ltd)
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
(UNAUDITED) FOR THE PERIOD SINCE INCEPTION JULY 6, 2007 TO SEPTEMBER 30, 2011

						Deficit
						Accumulated
					Additional	During the	Stock	Total
	Common Stock		Capital Stock	Subscribed	Paid	Development	Subscription	Stockholders’
Predecessor Entity	Shares	Amount	Shares	Amount	In capital	Stage	Receivable	Equity
Balance, February 15, 2005
(Inception of Predecessor Entity)	—	$—	—	$—	$—	$—	$—	$—
Share issued in inception	1	100	—	—	—	—	—	100
Net loss for the period	—	—	—	—	—	(2,167)	—	(2,167)
Balance, March 31, 2005	1	100	—	—	—	(2,167)	—	(2,067)

Net loss for the year	—	—	—	—	—	(15,439)	—	(15,439)
Balance, March 31, 2006	1	100	—	—	—	(17,606)	—	(17,506)

Net loss for the year	—	—	—	—	—	(275)	—	(275)
Balance, March 31, 2007	1	100	—	—	—	(17,881)	—	(17,781)

Net loss for the year	—	—	—	—	—	(20,031)	—	(20,031)
Balance, July 5, 2007	1	$100	—	$—	$—	(37,912)	$—	(37,812)

Successor Entity
Balance, July 6, 2007
(Inception of Successor Entity)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Common Stock	58,000,000	58,000	—	—	—	(48,000)	—	10,000
Net loss for the period	—	—	—	—	—	(1,225)	—	(1,225)
Balance, March 31, 2008	58,000,000	58,000	—	—	—	(49,225)	—	8,775

Share issued in private placement at $0.002 per share	13,050,000	13,050	—	—	—	(4,050)	—	9,000
Net loss for the year	—	—	—	—	—	(7,773)	—	(7,773)
Balance, March 31, 2009	71,050,000	71,050	—	—	—	(61,048)	—	10,002

Common stock subscribed in private placement at $0.002 per share	—	—	50,750,000	35,000	—	—	—	35,000
Shares subscription receivable	—	—	—	—	—	—	(35,000)	(35,000)
Net income for the year	—	—	—	—	—	1,208	—	1,208
Balance, March 31, 2010	71,050,000	$71,050	50,750,000	$35,000	$—	$(59,840)	$(35,000)	$11,210

Cash collected – stock subscriptions issued
Common stock subscribed in private placement at $0.002 per share	50,750,000	50,750	(50,750,000)	(35,000)	—	(15,750)	35,000	35,000
Net loss for the year	—	—	—	—	—	(8,448)	—	(8,448)
Balance, March 31, 2011	121,800,000	$121,800	—	$—	$—	$(84,038)	$—	$37,762

Net loss for the period	—	—	—	—	—	(56,356)	—	(56,356)
Balance, September 30, 2011	121,800,000	$121,800	—	$—	$—	$(140,394)	$—	$(18,594)

See accompanying notes to unaudited consolidated financial statements

TBSS INTERNATIONAL, INC. (FORMERLY AVENUE SOUTH LTD.)
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND FOR THE
PERIOD SINCE INCEPTION JULY 6, 2007 TO SEPTEMBER 30, 2011

			Successor	Predecessor
			For the period	For the period from
	Successor	Successor	July 6, 2007	February 15, 2005
	For the six	For the six	(Date of	(Date
	months ended	months ended	Inception) to	of Inception) to
	September 30,	September 30,	September 30,	July 5,
	2011	2010	2011	2007
Cash flows from operating activities
Net loss for the period	$(56,356)	$(1,690)	$(72,594)	$(37,912)
Amortization	—	—	—	6,735

Changes in operating assets and liabilities:
Other current assets and current liabilities	13,429	3,000	18,594	(74)
Inventories	—	—	(10,000)	(10,500)
Net cash (used in) provided by operating activities	(42,927)	1,310	(64,000)	(41,751)

Cash flows from investing activities
Acquisition of web site	—	—	—	(33,000)

Net cash flows used in investing activities	—	—	—	(33,000)

Cash flows from financing activities
(Repayment to)/Advance from related parties	(72,210)	(35,000)	10,000	76,882
Proceeds from issuance of common stock	—	35,000	54,000	100
Net cash flows (used in) provided by financing activities	(72,210)	—	64,000	76,982
Net (decrease) increase in cash	(115,137)	1,310	—	2,231

Cash- beginning of period	115,137	123,420	—	—
Cash- end of period	$—	$124,730	$—	$2,231

Supplemental disclosure of non cash financing activities:
Issuance of common stock subscribed	$—	$35,000	$35,000	$—

Supplemental cash flow Information:
Cash paid for interest	—	—	—	—
Cash paid for income taxes	—	—	—	—

See accompanying notes to unaudited consolidated financial statements

TBSS INTERNATIONAL, INC.
(Formerly Avenue South Ltd.)
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the TBSS International, Inc. (Formerly Avenue South Ltd.) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended March 31, 2011.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean TBSS International, Inc. (Formerly Avenue South Ltd. and its subsidiary) included in these consolidated financial statements.

2. ORGANIZATION AND NATURE OF BUSINESS

On July 6, 2007, our then principal stockholder acquired 100% of the equity of Avenue South, Inc., a North Carolina corporation. On July 6, 2007, Avenue South Ltd., a Nevada corporation was formed by our then principal stockholder and our then principal stockholder entered into a share exchange agreement, pursuant to which all the common stock held by our principal stockholder in Avenue South, Inc. was acquired by Avenue South Ltd. by issuing 2 million common shares to our then principal stockholder. On September 27, 2011, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State. The Articles had the effect of changing the Company’s name from Avenue South Ltd. to TBSS International, Inc. An 8-K was filed on October 14, 2011.

Going Concern

The Company’s success will depend on its ability to pursue clients and sign lucrative contracts and perform under those contracts. There can be no assurance that the company will secure these contracts. The Company does not currently have sufficient cash and financing commitments to meet its funding requirements over the next year. The Company may expect to seek to obtain additional funding through debt or equity transactions. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the TBSS International, Inc. (Formerly Avenue South Ltd.) and its wholly-owned subsidiary Avenue South, Inc., after elimination of all material intercompany accounts, transactions, and profits.

A summary of significant accounting policies of TBSS International, Inc. (Formerly Avenue South Ltd.) (A Development Stage Company) (the “Company” or “Successor”) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has not realized any significant revenues from its planned principal business purpose and is considered to be in a development stage in accordance with ASC 915.

TBSS International Inc.
(Formerly Avenue South Ltd.)
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventories consist of finished goods of home furnishing products. Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. The Company has not recorded an allowance for slow-moving or obsolete inventory. There was no inventory on hand at September 30, 2011.

Income Taxes

The Company uses the liability approach to financial accounting and reporting for income taxes. The differences between the financial statement and tax basis of assets and liabilities are determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, which specifies that revenue is realized or realizable and earned when four criteria are met:

  Persuasive evidence of an arrangement exists;

  Delivery has occurred or services have been rendered;

  The seller’s price to the buyer is fixed or determinable; and

  Collectability of payment is reasonably assured.

The Company recognizes revenue when the goods are accepted by the customer and title has passed or when the service is performed.

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

Basic Income/Loss Per Common Share

The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260. At September 30, 2011 and March 31, 2011, the Company did not have any stock equivalents.

TBSS International, Inc.
(Formerly Avenue South Ltd.)
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

Foreign Currency Transactions

For the three months ended September 30, 2011 and 2010, there are no gain and loss on foreign currency transaction as all transactions are denominated in US dollars.

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

5. DUE TO RELATED PARTIES

As of September 30, 2011, there were no amounts due to related parties. As of March 31, 2011, the amount due to related parties of $72,210 included $72,210 due to the President, Principal Accounting Officer, Secretary and Director. The amounts due are unsecured, non-interest bearing, and due on demand.

6. INCOME TAXES

The Company adopted the provisions of ASC 740, at inception. As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. The Company has no uncertain tax positions at September 30, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility

At September 30, 2011, the Company had accumulated deficit during the development stage of $72,594 to offset future taxable income. The Company has established a valuation allowance equal to the full amount of this deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

TBSS International, Inc
(Formerly Avenue South Ltd)
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

7. STOCKHOLDER’S’ EQUITY (DEFICIT)

The Company’s Articles of Incorporation authorize 500,000,000 shares of $0.001 par value common stock. On December 17, 2008, the Company issued 13,050,000 shares of its Common Stock to the Company’s sole stockholder for total proceeds of $9,000.

On March 28, 2010 the Company had received stock subscriptions to issue 50,750,000 shares of its common stock to 28 non-US investors at $0.001 per share. The Company completed the private placement offering for gross proceeds of $35,000 to non-US persons in reliance of Regulation S promulgated under the Securities Act of 1933 in June 2010. The total amount of common stock subscribed at March 31, 2010 was $35,000.

On June 16, 2010 the Company collected all stock subscriptions receivable totaling $35,000 and issued the 50,750,000 shares that were subscribed in the offering.

Effective the close of business on September 2, 2011, we effected a 29:1 forward stock split in the form of which shareholders of record at the close of business on September 2, 2011 receive an additional 29 shares of our common stock for each share of common stock held by them. All references in this report to our issued and outstanding common stock give retroactive effect to the forward stock split and as such has resulted in negative Additional Paid in Capital. Additional Paid in Capital has been reduced to zero with the effect recorded in Deficit Accumulated During the Development Stage. As the result of the stock split, the total number of the Company’s issued and outstanding shares were increased from 4,200,000 shares to 121,800,000 shares.

8. SUBSEQUENT EVENTS

On October 12, 2011 the Board of Directors decided to exit the web-based retail business of selling home décor and will focus its efforts as an international service company to assist companies that have begun gold mining, drilling, as well as work on water well drilling, trenching and construction. The company believes the costs associated with the discontinuance will be nominal. On October 14, 2011 the SIC code was changed to 1600 – Heavy Construction and Building Constructions.

On October 13, 2011 the Company issued 100,000,000 shares of its $.001 par value Common Stock in exchange for services that have been and will be provided by consultants of the Company. Also on October 13, 2011, the Company’s former President, Secretary, Principal Accounting Officer & Director cancelled 71,050,000 shares of common stock as adjusted for the Company’s 29 to 1 forward stock split that became effective on September 2, 2011. Majority control is not in the hands of any one person.

Item 2.     Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed consolidated financial statements for the three months ended September 30, 2011 and 2010 and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

Overview

We are a visionary development firm with a management team representing over 50 years of collective experience in winning competitive contracts on the strength of incorporating proprietary technologies from a network of venture partners. Prior to going public, our management team has won key construction and service contracts in the following industries:

Construction

Oil Drilling

Gold Mining

Water Well Drilling

Sonic and Horizontal Drilling

We have experience and expertise working with a number of Fortune 500 companies requiring an emphasis on environmentally sound practices, in addition to smaller companies operating domestically and internationally.

Principal Factors Affecting our Financial Performance

Our operating results are primarily affected by the following factors:

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

our ability to sign lucrative contracts and perform under those contracts;

our ability to expand our intellectual property portfolio and take advantage of new technologies presented to us;

our ability to maintain sizeable credit lines and buying power from our supplies, which gives us an edge over the competition;

our ability to identify and pursue mediums through which we will be able to market our services;

our ability to attract new customers to our website who are interested in our services;

our ability to manage our costs and maintain low overhead.

Based upon current plans, we expect to incur operating losses in future periods because we will continue to be in the development stage and will be incurring expenses and not generating significant revenues.

Results of Operations for the three months ended September 30, 2011 and September 30, 2010 (successor).

Revenues

We generated no revenues during the three months ended September 30, 2011 and $42,455 during the same period in 2010. This decrease in revenue is due to our decision to exit the web-based retail business of selling home décor. We intend to focus our efforts as an international service company to assist companies that are in the business of gold mining and water well drilling.

Cost of Sales

Our cost of sales was $0 for the three months ended September 30, 2011 compared to $36,801 for the three months ended September 30, 2010. The decrease in the cost of sales for the three months ended September 30, 2011 was due to our decrease in revenue for the three months ended September 30, 2011.

Gross Profit

Our gross profit (loss) was $0 for the three months ended September 30, 2011 compared to $5,654 for the three months ended September 30, 2010. The decrease in the gross profit for the three months ended September 30, 2011 was due to our decrease in revenue for the three months ended September 30, 2011. We expect our future gross profit margins to be in the range of 13% to 20% as we seek new business and customers in the area of assisting companies with gold mining, drilling, trenching and construction.

Expenses

Our expenses were $45,815 for the three months ended September 30, 2011 compared to $10,291 for the three months ended September 30, 2010. The increase in the expenses for the three months ended September 30, 2011 was due to our increased costs incurred for professional fees related to making changes to our business plan, Articles of Incorporation and other costs associated with being a public company. We expect our general and administrative costs to increase later in 2011 as we begin operating under the new business plan and name TBSS International. We may also increase our general and administrative expenses if we are able to raise money through a combination of debt financing and equity financing by way of doing another private placement.

Net Loss

We had net loss of $45,815 during the three months ended September 30, 2011 and a net loss of $4,637 during the same period in 2010. This increase in net loss for the three months ended September 30, 2011 is due to an increase in other general and administrative expenses for the three months ended September 30, 2011 and decline in revenue due to our decision to exit the web-based retail industry.

Results of Operations for the six months ended September 30, 2011 and September 30, 2010 (successor).

Revenues

We generated revenues of $18,033 during the six months ended September 30, 2011 and $62,465 during the same period in 2010. This decrease in revenue is due to our decision to exit the web-based retail business of selling home décor. We intend to focus our efforts as an international service company to assist companies that are in the business of gold mining and water well drilling.

Cost of Sales

Our cost of sales was $15,112 for the six months ended September 30, 2011 compared to $53,749 for the six months ended September 30, 2010. The decrease in the cost of sales for the six months ended September 30, 2011 was due to our decrease in revenue for the six months ended September 30, 2011.

Gross Profit

Our gross profit was $2,921 for the six months ended September 30, 2011 compared to $8,716 for the six months ended September 30, 2010. The decrease in the gross profit for the six months ended September 30, 2011 was due to our decrease in revenue for the six months ended September 30, 2011. We expect our future gross profit margins to be in the range of 13% to 20% as we seek new business and customers in the area of assisting companies with gold mining, drilling, trenching and construction.

Expenses

Our expenses were $59,277 for the six months ended September 30, 2011 compared to $10,406 for the six months ended September 30, 2010. The increase in the expenses for the six months ended September 30, 2011 was due to our increase costs incurred for professional fees related to making changes to our business plan, Articles of Incorporation and other costs associated with being a public company. We expect our general and administrative costs to increase later in 2011 as we begin operating under the new business plan and name TBSS International. We may also increase our general and administrative expenses if we are able to raise money through a combination of debt financing and equity financing by way of doing another private placement.

Net Loss

We had net loss of $56,356 during the six months ended September 30, 2011 and a net loss of $1,690 during the same period in 2010. This increase in net loss for the six months ended September 30, 2011 is due to an increase in other general and administrative expenses for the six months ended September 30, 2011 and decline in revenue due to our decision to exit the web-based retail industry.

Results of Operations from July 6, 2007 (successor inception) to September 30, 2011.

Revenues

We generated revenues of $163,022 during the period from our inception on July 6, 2007 to September 30, 2011.

This revenue is primarily due to our sales to our major customer, a Hong Kong based wholesale distributor of home furnishings. Our inability to generate significant revenues was a leading force in our decision to exit the web-based retail industry and focus our efforts on heavy construction and other building construction. We will continue to be a development stage company.

Cost of Sales

Our cost of sales from our inception on July 6, 2007 to September 30, 2011 was $136,750. The cost of sales was due to our revenue from our merchandise sales to our major customer.

Gross Profit

Our gross profit from our inception on July 6, 2007 to September 30, 2011 was $26,272. Substantially all of our gross profit is generated from our major customer.

Expenses

From our inception on July 6, 2007 to September 30, 2011, our total expenses were $98,866. These total expenses since inception to September 30, 2011 were for general and administrative expenses which consisted of professional fees, credit card fees and other general and administrative expenses.

Net Loss

We have a net loss of $72,594 during the period from our inception on July 6, 2007 to September 30, 2011. Our net loss is due to the reasons described above.

Liquidity and Capital Resources as of September 30, 2011 and March 31, 2011

As of September 30, 2011, we had zero cash and no accounts receivable, total assets of $0 and working capital of ($18,594) compared to $115,137 in cash, $115,137 in total assets and working capital of $37,762 as of March 31, 2011. As of September 30, 2011, we have an accumulated deficit of $140,394.

During the six months ended September 30, 2011 we had the net cash of $42,927 used in operating activities compared to $1,310 of net cash provided by our operating activities for the six months ended September 30, 2010, an increase in cash used in operating activities of $44,237. This is due to an increase in our net loss for the six months ended September 30, 2011. From our inception on July 6, 2007 to September 30, 2011, we have a total amount of $64,000 in cash through financing activities.

From our inception on July 6, 2007 to September 30, 2011, we had net cash of $64,000 used in our operating activities. Our total future cash requirements exceed our current cash balances. Currently, we do not have sufficient cash in our bank accounts to cover our estimated expenses for the next 12 months if we expand our future operations. If we lost our one major customer we may not have been able to continue our business that is why we decide to change business plans and focus our efforts towards assisting companies that have begun gold mining, drilling, as well as work on water well drilling, trenching and construction. We anticipate meeting our future cash requirements through a combination of equity and debt financing.

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

We will also incur certain legal and accounting costs associated with the public reporting obligations in conjunction with being a public reporting company.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the three months ended September 30, 2011 and 2010 and from date of inception (July 6, 2007) to September 30, 2011. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Not Applicable

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Todd Spinelli, our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2011. Based upon, and as of the date of this evaluation, Mr. Spinelli, determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2011 there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Removed and Reserved

Item 5.     Other Information

None

Item 6.     Exhibits

(a) Exhibits

Exhibit
Number	Description of Exhibit
31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TBSS International, Inc. (Formerly Avenue South Ltd.)

November 18, 2011	By:	/s/ Todd Spinelli
Todd Spinelli
President, Chief Executive Officer and
Chief Financial Officer