Form 10-Q
period 2011-12-31
TBSS International, Inc.
filed 2012-02-21
CIK 1496690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-168346

TBSS INTERNATIONAL, INC.

(formerly Avenue South Ltd.)

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-0478989 (I.R.S. Employer Identification No.)

9113 Ridge Road, Suite 50 New Port Richey, Florida	34654
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ]

As of February 21, 2011, there were 165,000,000 shares of company common stock issued and outstanding.

TBSS INTERNATIONAL, INC. (FORMERLY AVENUE SOUTH LTD.)

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of December 31, 2011 (unaudited) and March 31, 2011	3
	Condensed Consolidated Statements of Operations (unaudited) for three and nine months ended December 31, 2011 and 2010, and for the period since inception July 6, 2007 to December 31, 2011	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the period since inception July 6, 2007 to December 31, 2011	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for nine months ended December 31, 2011 and 2010 and for the period since inception July 6, 2007 to December 31, 2011	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Removed and Reserved	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

SIGNATURES		18

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

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•   our ability to obtain sufficient working capital to support our business plans;

•   our ability to expand our product offerings;

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s opinions only as of the date thereof.  We undertake no obligation to revise or publicly release the results of any revision of our forward-looking statements, except as required by law.

Item 1. Financial Statements

TBSS INTERNATIONAL, INC.

(Formerly Avenue South Ltd.)

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011

(UNAUDITED) AND MARCH 31, 2011

	December 31,	March 31,
	2011 Unaudited	2011
ASSETS
Current Assets:
Cash	$—	$115,137
Due from related parties	9,064	—
Inventories	3,192,730	—
Total Current Assets	3,201,794	115,137

Other Assets
Patents, net	800,126	—

Total Assets	4,001,920	115,137

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued liabilities	18,594	5,165
Due to related parties	—	72,210
Total Current Liabilities	18,594	77,375

Long Term Liabilities
Note Payable – Related Party	4,006,090	—
Total Long Term Liabilities	4,006,090	—

Total Liabilities	4,024,090	77,375

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2011 and March 31, 2011	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized;
165,000,000 and 121,800,000 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively	165,000	121,800
Additional paid-in capital	71,050	—
Deficit accumulated during the development stage	(258,814)	(84,038)

Total Stockholders’ Equity (Deficit)	(22,461)	37,762

Total Liabilities and Stockholders’ Equity (Deficit)	$4,001,920	$115,137&#12288;

See accompanying notes to unaudited consolidated financial statements

TBSS INTERNATIONAL, INC.

(Formerly Avenue South Ltd.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010, AND FOR THE PERIOD SINCE INCEPTION JULY 6, 2007TO DECEMBER 31, 2011

	Successor Successor For the three months ended December 31,	Predecessor Successor For the three months ended December 31,	Successor For the nine months ended December 31,	Successor For the nine months ended December 31,	For the period from July 6, 2007 (Date of Inception) to December 31,	For the period from February 15, 2005 (Date of Inception) to July 5,
	2011	2010	2011	2010	2011	2007
Sales	$350,000	$—	$350,000	$—	$350,000	$10,787
Cost of Sales	327,777	—	327,777	—	327,777	8,675
Gross Profit	22,223	—	22,223	—	22,223	2,112
Operating expenses
Other selling, general and administrative expenses	134,553	9,285	193,830	19,691	233,419	40,024
Total operating expenses	134,553	9,285	193,830	19,691	233,419	40,024
Net operating loss	(112,330)	(9,285)	(171,607)	(19,691)	(211,196)	(37,912)
Other Expense:
Interest Expense	(6,090)	—	(6,090)	—	(6,090)	—
Net (Loss) From Continuing Operations	(118,420)	(9,285)	(177,697)	(19,691)	(217,286)	(37,912)
Discontinued Operations	—	5,800	2,921	14,516	26,272	—
Net loss	$(118,420)	$(3,485)	$(174,776)	$(5,175)	$(191,014)	$(37,912)
Loss per common share:
- Net loss from continuing operations, basic and fully diluted	—	$—	$—	$—	$—
- Net loss from discontinued operations, basic and fully diluted	$—	$—	$—	$—
- Net loss, basic and fully diluted	$—	$—	$—	$—
Weighted average number of shares
- Basic and fully diluted	154,452,717	121,800,000	132,723,818	105,190,917

See accompanying notes to unaudited consolidated financial statements

TBSS INTERNATIONAL, INC.

(Formerly Avenue South, Ltd)

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(UNAUDITED) FOR THE PERIOD SINCE INCEPTION JULY 6, 2007 TO DECEMBER 31, 2011

	Common Stock		Capital Stock Subscribed		Additional Paid in	Deficit Accumulated During the		Stock Subscription	Total Stockholders’
Predecessor Entity	Shares	Amount	Shares	Amount	capital	Development Stage		Receivable	Equity
Balance, February 15, 2005	—	$—	—	$—	$—	$—		$—	$—
(Inception of Predecessor Entity)
Share issued in inception	1	100	—	—	—	—		—	100
Net loss for the period	—	—	—	—	—	(2,167)		—	(2,167)
Balance, March 31, 2005	1	100	—	—	—	(2,167)		—	(2,067)

Net loss for the year	—	—	—	—	—	(15,439)		—	(15,439)
Balance, March 31, 2006	1	100	—	—	—	(17,606)		—	(17,506)

Net loss for the year	—	—	—	—	—	(275)		—	(275)
Balance, March 31, 2007	1	100	—	—	—	(17,881)		—	(17,781)

Net loss for the year	—	—	—	—	—	(20,031)		—	(20,031)
Balance, July 5, 2007	1	$100	—	$—	$—	(37,912)	$	$—	(37,812)

Successor Entity
Balance, July 6, 2007	—	$—	—	$—	$—	$—		$—	$—
(Inception of Successor Entity)
Issuance of Common Stock	58,000,000	58,000	—	—	—	(48,000)		—	10,000
Net loss for the period	—	—	—	—	—	(1,225)		—	(1,225)
Balance, March 31, 2008	58,000,000	58,000	—	—	—	(49,225)		—	8,775

Share issued in private placement at $0.0007 per share	13,050,000	13,050	—	—	—	(4,050)		—	9,000
Net loss for the year	—	—	—	—	—	(7,773)		—	(7,773)
Balance, March 31, 2009	71,050,000	71,050	—	—	—	(61,048)		—	10,002

Common stock subscribed in private placement at	—	—	50,750,000	35,000	—	—		—	35,000
$0.0007 per share
Shares subscription receivable	—	—	—	—	—	—		-35,000	(35,000)
Net income for the year	—	—	—	—	—	1,208		—	1,208
Balance, March 31, 2010	71,050,0	$71,050	50,750,000	$35,000	$—	$(59,840)		$(35,000)	$11,210

Cash collected – stock subscriptions issued
Common stock subscribed in private placement at	50,750,000	50,750	-50,750,000	-35,000	—	(15,750)		35,000	35,000
$0.0007 per share
Net loss for the year	—	—	—	—	—	(8,448)		—	(8,448)

Balance, March 31, 2011	121,800,000	$121,800	—	$—	$—	$(84,038)		$—	$37,762
Shares issued for services at $.001	114,250,000	114,250	—	—	—	—		—	114,250
Shares cancelled at $.001	-71,050,000	-71,050	—	—	71,050	—		—	—
Net loss for the period	—	—	—	—	—	(174,776)		—	(174,776)
Balance, December 31, 2011	165,000,000	$165,000	—	$—	$71,050	$(258,814)		$—	$(22,764)

See accompanying notes to unaudited consolidated financial statements

TBSS INTERNATIONAL, INC. (FORMERLY AVENUE SOUTH LTD.)

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010 AND FOR THE PERIOD SINCE INCEPTION JULY 6, 2007 TO DECEMBER 31, 2011

	Successor	Successor	Successor	Predecessor
	For the nine months ended December 31, 2011	For the nine months ended December 31, 2010	For the period July 6, 2007 (Date of Inception) to December 31, 2011	For the period from February 15, 2005 (Date of Inception) to July 5, 2007
Cash flows from operating activities
Net loss for the period	$(174,667)	$(5,175)	$(191,014)	$(37,912)
Amortization	7,144	—	7,144	6,735
Shares issued for services	114,250	—	114,250	—
Changes in operating assets and liabilities:
Advances to related parties	(9,064)	—	(9,064)	—
Inventory	(3,192,730)	—	(3,202,730)	—
Other current assets and current liabilities	13,429	1,000	18,594	(74)
Accrued interest	6,090	—	6,090	(10,500)
Net cash (used in) provided by operating activities	(3,235,657)	(6,175)	3,256,730	(41,751)

Cash flows from investing activities
Purchase of patents	(807,270)	—	(807,270)	(33,000)
Net cash flows used in investing activities	(807,270)	—	(807,270)	(33,000)

Cash flows from financing activities
(Repayment to)/Advance from related parties	(72,210)	(40,000)	10,000	76,882
Note Payable from Shareholder	4,000,000	—	4,000,000	—
Proceeds from issuance of common stock	—	35,000	54,000	100
Net cash flows (used in) provided by financing activities	3,927,790	(5,000)	4,064,000	76,982
Net (decrease) increase in cash	(115,137)	(11,175)	—	2,231

Cash- beginning of period	115,137	123,420	—	—
Cash- end of period	$—	$112,245	$—	$2,231

Supplemental disclosure of non cash financing activities:
Issuance of common stock subscribed	$—	$35,000	$35,000	$—

Supplemental cash flow Information:
Cash paid for interest	$—	$—	$—	$—
Cash paid for income taxes	$—	$—	$—	$—
Stock issued for services	$114,250	$—	$114,250	$—

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

2. ORGANIZATION AND NATURE OF BUSINESS

On July 6, 2007, our then principal stockholder acquired 100% of the equity of Avenue South, Inc., a North Carolina corporation. On July 6, 2007, Avenue South Ltd., a Nevada corporation was formed by our then principal stockholder and our then principal stockholder entered into a share exchange agreement, pursuant to which all the common stock held by our principal stockholder in Avenue South, Inc. was acquired by Avenue South Ltd. by issuing 2 million common shares to our then principal stockholder. On September 27, 2011, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State. The Articles had the effect of changing the Company’s name from Avenue South Ltd. to TBSS International, Inc. An 8-K was filed on October 14, 2011. On October 12, 2011 the Board of Directors decided to exit the web-based retail business of selling home décor and will focus its efforts as an international service company to assist companies that have begun gold mining, drilling, as well as work on water well drilling, trenching and construction (including lighting for the energy-efficient neon lighting market)

Going Concern

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

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventories consist of dock pilings and strip lights for the energy-efficient neon lighting market.  Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  The Company has not recorded an allowance for slow-moving or obsolete inventory.  Inventory was $3,192,730 at December 31, 2011 and $0 at March 31, 2011.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, which specifies that revenue is realized or realizable and earned when four criteria are met:

●  Persuasive evidence of an arrangement exists;

●  Delivery has occurred or services have been rendered;

●  The seller’s price to the buyer is fixed or determinable; and

●  Collectability of payment is reasonably assured.

The Company recognizes revenue under multiple deliverable arrangements from installation and other services as the services are performed.

The Company did not provide for an allowance for return products since the Company has not experienced any sales returns.

Basic Income/Loss Per Common Share

The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260. At December 31, 2011 and March 31, 2011, the Company did not have any stock equivalents.

Intangible Assets

Patents are amortized over their remaining life and the Lighting system observable by humans but not turtles to protect turtle nesting environment or US patent # 6471369 was filed in May 2001 and will therefore expire in May 2021. Thus, the patent is being amortized over 113 months, on a straight line basis. The Company performs an impairment evaluation whenever events or changes in business circumstances indicate that the carrying value of the intangible assets may not be recoverable.

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

Foreign Currency Transactions

For the three months ended December 31, 2011 and 2010, there are no gain and loss on foreign currency transaction as all transactions are denominated in US dollars.

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

5. INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2011 and March 31, 2011.

	Dec 31, 2011	Mar 31, 2011
Patents	$807,270	$0
Accumulated Amortization	(7,144)	0
Net Patents	$800,126	$0

On December 16, 2011 the President and CEO of the Company entered into an agreement on behalf of the Company, with a third party, to purchase a patent valued at $807,270. The President and CEO then assigned the patent to the Company. The patent, originally filed in May 2001, has nine years and three months left before expiring. Amortization expense for the three and nine months ending December 31, 2011 was $7,144 and $0 for the three and nine months ending December 31, 2010.

6. DUE TO RELATED PARTIES

On November 16, 2011 the President and CEO loaned the Company $100,000. On December 13, 2011 the President and CEO paid $3,900,000 directly to Velella International Lighting, Inc.on behalf of the Company for a total of $4,000,000. This loan has an interest rate of 3% and is has no specific due date. $6,090 of interest was recorded in the three month period ending December 31, 2011.

TBSS International, Inc

(Formerly Avenue South Ltd)

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

As of March 31, 2011, the amount due to related parties of $72,210 included $72,210 due to the former President, Principal Accounting Officer, Secretary and Director. The amounts due are unsecured, non-interest bearing, and due on demand. Amount has been repaid as of December 31, 2011.

7. INCOME TAXES

The Company adopted the provisions of ASC 740, at inception. As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. The Company has no uncertain tax positions at December 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility

At December 31, 2011, the Company had accumulated deficit during the development stage of $258,814 to offset future taxable income. The Company has established a valuation allowance equal to the full amount of this deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

8. STOCKHOLDER’S’ EQUITY (DEFICIT)

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

Effective the close of business on September 2, 2011, we effected a 29:1 forward stock split in the form of which shareholders of record at the close of business on September 2, 2011 receive an additional 29 shares of our common stock for each share of common stock held by them. All references in this report to our issued and outstanding common stock give retroactive effect to the forward stock split and as such has resulted in negative Additional Paid in Capital. Additional Paid in Capital has been reduced to zero with the effect recorded in Deficit Accumulated During the Development Stage

On October 13, 2011 the Company issued 100,000,000 shares valued at par, or $.001 per share, with a value of $100,000. Of the 100,000,000 shares issued, 40,000,000 were issued to the President and CEO. On November 18, 2011 the Company issued $14,000,000 shares for services at par, or $.001 per share, with a value of $14,000. On December 19, 2011 the Company issued 250,000 shares at par, or $.001 per share, with a value of $250. The total value of the shares issued was 114,250,000 for services with a value of $114,250.

On October 13, 2011 the Company cancelled 71,050,000 shares (by the Company’s former President, Secretary, Principal Accounting Officer & Director). The shares were valued at par, or $.001 per share, with a total value of $71,050 being credited to Paid-in-Capital.

TBSS International, Inc

(Formerly Avenue South Ltd)

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

9. SUBSEQUENT EVENTS

On January 12, 2012 the President and CEO loaned the Company $3,186,000. The loan has interest of 3% and has no specific due date. The total principal loaned by the President and CEO to the Company through the date of this report is $7,186,000.

Item 2. Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed consolidated financial statements for the three months ended December 31, 2011 and 2010 and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

Overview

We are a visionary development firm with a management team representing over 50 years of collective experience in winning competitive contracts on the strength of incorporating proprietary technologies from a network of venture partners. On October 12, 2011 the Board of Directors decided to exit the web-based retail business of selling home décor and now are focusing its efforts as an international service company to assist companies that have begun gold mining, drilling, as well as work on water well drilling, trenching and construction. The Company will first concentrate its efforts in the following industries:

Construction (including lighting for the energy-efficient neon lighting market)

Oil Drilling

Gold Mining

Water Well Drilling

Sonic and Horizontal Drilling

The management team has experience and expertise working with a number of Fortune 500 companies requiring an emphasis on environmentally sound practices, in addition to smaller companies operating domestically and internationally.

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
    our ability to maintain sizeable credit lines and buying power from our suppliers, which gives us an edge over the competition;
    our ability to identify and pursue mediums through which we will be able to market our services;
    our ability to manage our costs and maintain low overhead.
  Based upon current plans, we expect to incur operating losses in future periods because we will continue to be in the development stage and will be incurring expenses and not generating significant revenues.

Results from Continuing Operations for the three months ended December 31, 2011 and December 31, 2010 (successor).

Revenues

Revenues for the three months ended December 31, 2011 were $350,000, all from one Trenching customer, compared to $0 for the three months ended December 31, 2010.

Cost of Sales

Cost of sales for the three months ended December 31, 2011 was $327,777 compared to $0 for the three months ended December 31, 2010. The cost of sales was all related to the single Trenching customer referenced above.

Gross Profit

Gross profit for the three months ended December 31, 2011 was $22,223 compared to $0 for the three months ended December 31, 2010. Gross margin of 6.3% is lower than targeted (13%-20%) as this was our first project and we are aggressively bidding on jobs to establish revenue streams.

Expenses

Expenses for the three months ended December 31, 2011, exclusive of amortization, was $127,409 compared to $9,285 for the three months ended December 31, 2010. The increase of $101,991 is related to additional expenses related to the new business direction. $114,250 is related to the stock issued for services and the remainder is related to travel and general administrative expenses.

Discontinued Operations

The net income related to discontinued operations for the three month period ended December 31, 2011 and 2010 was income of $0 and $5,800, respectively.

Net Loss

Net loss for the three months ended December 31, 2011 was $118,420 compared to a loss of $3,485. The increase is related to the items discussed above as well as the profit from discontinued operations in 2010 of $5,800.

Results from Continuing Operations for the nine months ended December 31, 2011 and December 31, 2010 (successor).

Revenues

Revenues for the nine months ended December 31, 2011 were $350,000, all from one Trenching customer, compared to $0 for the nine months ended December 31, 2010.

Cost of Sales

Cost of sales for the nine months ended December 31, 2011 was $327,777 compared to $0 for the nine months ended December 31, 2010. The cost of sales was all related to the single Trenching customer referenced above.

Gross Profit

Gross profit for the nine months ended December 31, 2011 was $22,223 compared to $0 for the nine months ended December 31, 2010. Gross margin of 6.3% is lower than targeted (13%-20%) as this was our first project and we are aggressively bidding on jobs to establish revenue streams.

Expenses

Expenses for the nine months ended December 31, 2011, exclusive of amortization, was $186,686 compared to $19,691 for the nine months ended December 31, 2010. The increase of $166,995 is related to services received for stock issued ($114,250), travel of $10,000 and additional expenses related to the new business direction.

Discontinued Operations

The net income related to discontinued operations for the nine month period ended December 31, 2011 and 2010 was income of $2,921 and $14,516, respectively.

Net Loss

Net loss for the nine months ended December 31, 2011 was $174,776 compared to a loss of $5,175. The increase is related to the items discussed above as well as the profit from discontinued operations which was $2,921 for the nine months ended December 31, 2011 compared to $14,516 for the nine months ended December 31, 2010.

Results from Continuing Operations from July 6, 2007 (successor inception) to December 31, 2011.

Revenues

We generated revenues from continuing operations of $350,000 during the period from our inception on July 6, 2007 to December 31, 2011. This revenue was from one Trenching customer.

This revenue is from a single contract. We will continue to be a development stage company if revenues do not increase substantially.

Cost of Sales

Our cost of sales from continuing operations since our inception on July 6, 2007 to December 31, 2011 was $327,777. The cost of sales was due to our revenue from the Trenching customer referenced above.

Gross Profit

Our gross profit from continuing operations since our inception on July 6, 2007 to December 31, 2011 was $22,223. All of our gross profit is generated from one customer.

Expenses

From our inception on July 6, 2007 to December 31, 2011, our total expenses from continuing operations, excluding amortization expense, were $226,275. These total expenses since inception to December 31, 2011 were for general and administrative expenses which consisted of professional fees, credit card fees and other general and administrative expenses as well as $114,250 for shares issued for services.

Discontinued Operations

The net income related to discontinued operations since inception on July 6, 2007 to December 31, 2011was income of $26,272.

Net Loss

The net loss from continuing operations since inception on July 6, 2007 to December 31, 2011 was $191,014. The net loss is due to the reasons described above as well as a profit of $26,272 from discontinued operations.

Liquidity and Capital Resources as of December 31, 2011 and March 31, 2011

As of December 31, 2011, we had cash of $0 and no accounts receivable, total assets of $4,001,920 and working capital of $3,183,200 compared to $115,137 in cash, $115,137 in total assets and working capital of $37,762 as of March 31, 2011.   As of December 31, 2011, we have an accumulated deficit of $258,814.

The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company currently relies on short-term financing of working capital from shareholder loans, when necessary, to fund operations.

Long Term Liquidity:

The company plans to obtain a line-of-credit to enable its operations and eventually generate cash flow from operations to fund the business.

On November 16, 2011 the President and CEO loaned the Company $100,000. On December 13, 2011 the President and CEO loaned the Company $3,900,000 for a total of $4,000,000. The Company will continue to receive loans from shareholder until a line-of-credit can be established and the Company begins to generate positive operating cash flows.

During the nine months ended December 31, 2011 we had net cash of $3,235,657 used in operating activities compared to $6,175 of net cash used in our operating activities for the nine months ended December 31, 2010, an increase in cash used in operating activities of $3,228,482. This is due to an increase in our net loss for the nine months ended December 31, 2011. The Company borrowed $4,000,000 from the President and CEO and purchased assets (inventory and patents) of $4,000,000.

On December 16, 2011 the President and CEO of the Company entered into an agreement on behalf of the Company, with a third party, to purchase inventory valued at $3,192,730 and a patent of $807,270 for a total of $4,000,000. The patent, originally filed in May 2001, has nine years and three months left before expiring. The President and CEO then assigned the assets to the Company.

From our inception on July 6, 2007 to December 31, 2011, we had $3,256,730 used by operating activities. Financing activities total $807,270 and cash provided by investing activities, $4,064,000.

It may take several years for us to fully realize our business plan.

We intend to meet our cash requirements for the next 12 months through a combination of debt financing, lines-of-credit and equity financing by way of private placements. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out any business plan.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the three and nine months ended December 31, 2011 and 2010 and from date of inception (July 6, 2007) to December 31, 2011. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable

Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended December 31, 2011, our Chief Executive and Chief Financial Officer as of December 31, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

●	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

●	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable

Item 5.     Other Information

None

 Item 6.     Exhibits and reports on Form 8-K

October 6, 2011: Announcing the Departures of Directors or Principal Officers; Election of Directors; Appointment of Principal Officer. Effective September 30, 2011, the board of directors appointed Todd Spinelli and Kim Spinelli to fill the vacancies on the board of directors. Georgette Mathers, the Company’s President, Secretary, Chief Executive Officer, Chief Financial Officer and Director resigned from the board of directors and resigned as the Company’s President, Secretary, Chief Executive Officer and Chief Financial Officer.

October 14, 2011: Costs Associated with Exit or Disposal Activities, Unregistered Sales of Equity Securities, Changes in Control of Registrant, and Amendments to the Articles of Incorporation or Bylaws.

(a)  Exhibits

Exhibit Number	Description of Exhibit
31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TBSS International, Inc. (Formerly Avenue South Ltd.)

February 21, 2012	By:	/s/ Todd Spinelli
Todd Spinelli President, Chief Executive Officer and Chief Financial Officer

