Form 10-Q
period 2020-12-31
BlueOne Card, Inc.
filed 2021-02-09
CIK 1496690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-168346

BlueOne Card, Inc.

(Exact name of small business issuer as specified in its charter)

NEVADA	26-0478989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4695 MacArthur Court, Suite 1100

Newport Beach, CA 92660

(Address of principal executive offices)

(800) 210-9755

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at February 9, 2021 was 9,880,075.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-Q. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

ii

PART I.

Item 1. Financial Statements.

BLUEONE CARD, INC

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2020	March 31, 2020
ASSETS
Current Assets
Cash	$400,213	$-
Prepaid deposits	106,277	8,700
Total Current Assets	506,490	8,700

Property and Equipment, net	174,699	105,018
Total Assets	$681,189	$113,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	$13,496	$19,181
Related party payables	83,879	56,277
Loan payable, current portion	12,093	-
Total Current Liabilities	109,468	75,458

Loan Payable	59,564	-

Total Liabilities	169,032	75,458

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized, 292,000 shares and 300,000 shares issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	292	300
Common stock, $0.001 par value; 500,000,000 shares authorized, 9,870,075 shares and 19,100 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively	9,870	19
Subscriptions receivable	(15,000)	-
Additional paid in capital	1,022,192	371,035
Accumulated deficit	(505,197)	(333,094)
Total Stockholders’ Equity	512,157	38,260

Total Liabilities and Stockholders’ Equity	$681,189	$113,718

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019

Net Revenues	$-	$-	$-	$-

Operating Expenses
Depreciation	10,526	1,875	28,310	1,875
General and administrative	79,969	20,689	140,857	29,723
Total Operating Expenses	90,494	22,564	169,167	31,598

Loss from Operations	(90,494)	(22,564)	(169,167)	(31,598)

Other Income (Expense)
Interest expense	(1,054)	-	(2,936)	-
Total Other Income (Expense)	(1,054)	-	(2,936)	-

Loss before Income Taxes	(91,548)	(22,564)	(172,103)	(31,598)

Provision for Income Tax	-	-	-	-

Net Loss	$(91,548)	$(22,564)	$(172,103)	$(31,598)

Basic and Diluted Net Loss Per Share	$(0.01)	$(1.27)	$(0.06)	$(1.86)

Weighted Average Number of Shares Outstanding - Basic and Diluted	8,530,352	17,758	2,890,839	16,987

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

Three Months Ended December 31, 2020

	Preferred Stock		Common Stock		Additional	Stock	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Subscriptions	Deficit	(Deficit)
Balance - September 30, 2020	292,000	$292	8,420,075	$8,420	$592,642	$-	$(413,649)	$187,705
Sale of common stock	-	-	430,000	430	414,570	-	-	415,000
Issuance of stock to officer as bonus	-	-	1,000,000	1,000	-	-	-	1,000
Common stock subscriptions	-	-	20,000	20	14,980	(15,000)	-	-
Net loss	-	-	-	-	-	-	(91,548)	(91,548)
Balance - December 31, 2020	292,000	$292	9,870,075	$9,870	$1,022,192	$(15,000)	$(505,197)	$512,157

Nine Months Ended December 31, 2020

	Preferred Stock		Common Stock		Additional	Stock	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Subscriptions	Deficit	(Deficit)
Balance - March 31, 2020	300,000	$300	19,100	$19	$371,035	$-	$(333,094)	$38,260
Sale of common stock	-	-	830,600	831	644,169	-	-	645,000
Conversion of convertible preferred stock into common stock	(8,000)	(8)	8,000,000	8,000	(7,992)	-	-	-
Issuance of stock to officer as bonus	-	-	1,000,000	1,000	-	-	-	1,000
Common stock subscriptions	-	-	20,000	20	14,980	(15,000)	-	-
Fractional shares issued due to reverse stock split	-	-	375	-	-	-	-	-
Net loss	-	-	-	-	-	-	(172,103)	(172,103)
Balance - December 31, 2020	292,000	$292	9,870,075	$9,870	$1,022,192	$(15,000)	$(505,197)	$512,157

Three Months Ended December 31, 2019

	Preferred Stock		Common Stock		Additional	Stock	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Subscriptions	Deficit	(Deficit)
Balance - September 30, 2019	300,000	$300	16,600	$17	$246,037	$-	$(246,354)	$-
Sale of common stock	-	-	2,500	3	124,997	-	-	125,000
Net loss	-	-	-	-	-	-	(22,564)	(22,564)
Balance - December 31, 2019	300,000	$300	19,100	$19	$371,034	$-	$(268,918)	$102,435

Nine Months Ended December 31, 2019

	Preferred Stock		Common Stock		Additional	Stock	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Subscriptions	Deficit	(Deficit)
Balance - March 31, 2019	-	$-	16,600	$17	$237,033	$-	$(237,320)	$(270)
Sale of common stock	-	-	2,500	3	124,997	-	-	125,000
Series A Preferred Stock issued in settlement of debt	300,000	300	-	-	7,267	-	-	7,567
Debt forgiveness by related party	-	-	-	-	1,737	-	-	1,737
Net loss	-	-	-	-	-	-	(31,598)	(31,598)
Balance - December 31, 2019	300,000	$300	19,100	$19	371,034	-	(268,918)	102,435

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(172,103)	$(31,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,310	1,875
Stock compensation	1,000	-
Changes in operating assets and liabilities:
(Increase) in prepaid deposits	(97,577)	(17,400)
Decrease in accrued liabilities	(5,685)	-
Increase in related party payables	27,602	34,642
Net Cash Used in Operating Activities	(218,453)	(12,481)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of property and equipment	(19,500)	(112,519)
Net Cash Used in Investing Activities	(19,500)	(112,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from sale of common stock	645,000	125,000
Cash paid for note payable	(6,834)	-
Net Cash Provided By Financing Activities	638,166	125,000

Net Increase in Cash	400,213	-

Cash - Beginning of the Period	-	-

Cash - End of the Period	$400,213	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Cash paid for interest	$1,882	$-
cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicle by execution of a promissory note	$78,491	$-
Conversion of preferred stock into common stock	$8,000	$-
Issuance of Series A Preferred Stock in debt settlement	$-	$7,567
Forgiveness of debt	$-	$1,737

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

General

The unaudited condensed financial statements of BlueOne Card, Inc. (“BlueOne” or the “Company”) as of December 31, 2020 and for the nine months ended December 31, 2020 and 2019 should be read in conjunction with the financial statements for the year ended March 31, 2020 and 2019, respectively. BlueOne (formerly known as Avenue South Ltd., TBSS International, Inc., or Manneking Inc.), was incorporated on July 6, 2007 under the laws of the state of Nevada. The Company started its business as a retailer and importer of domestic home furnishings from Hong Kong. On September 30, 2011, the Company changed its name to TBSS International, Inc., which was engaged in gold mining and drilling and general construction. On April 26, 2019, Corporate Compliance, LLC filed a re-application for custodianship pursuant to NRS 78.347. The Eighth Judicial District Court of Clark County, Nevada granted custodianship over TBSS International, Inc. to Corporate Compliance, LLC. On October 15, 2019, the Company changed its name to Manneking Inc., and then to BlueCard One, Inc. on June 30, 2020.

On October 15, 2019 and on June 30, 2020, the Company effectuated a 1-for-100 reverse stock splits (the “Reverse Splits”) of its issued and outstanding common stock. As a result of the Reverse Splits, each one hundred shares of issued and outstanding prior to the Reverse Splits were converted into one share of common stock (See Note 8). All share and per share numbers in the unaudited condensed financial statements and notes below have been revised retroactively to reflect the Reverse Splits.

Risk and Uncertainty Concerning COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. We are currently monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread. If the coronavirus continues to progress, it could have a material negative impact on our results of operations and cash flow, in addition to the impact on its employees. We have concluded that while it is reasonably possible that the virus could have a negative impact on the results of operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company. The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. The interim condensed financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These interim condensed financial statements, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended December 31, 2020 and 2019; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed financial statements, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period.

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has not yet generated any revenue and has suffered operating losses since July 6, 2007 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $172,103 for the nine months ended December 31, 2020, used net cash flows in operating activities of $218,453, and has an accumulated deficit of $505,197 as of December 31, 2020. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The interim condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of its assets, accounts payable, accrued liabilities and payable to related party. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and March 31, 2020, respectively.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. The Company provides for depreciation on a straight-line basis over the estimated useful lives of the assets which range from five to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets when they are placed into service. The Company evaluates property and equipment for impairment periodically to determine if changes in circumstances or the occurrence of events suggest the carrying value of the asset or asset group may not be recoverable. Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized.

Long-lived Assets

In accordance with Accounting Standards Codification (“ASC”) ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three and nine months ended December 31, 2020 and 2019, respectively.

Earnings (Loss) Per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. The Company computes Basic EPS by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2020 and March 31, 2020, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

Leases

The Company has operating leases for its offices. Management determines if an arrangement is a lease at inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides the Company the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, the Company consider it to be, or contain, a lease.

The Company records a right-of-use asset and a corresponding lease liability based on the present value of the minimum lease payments. The lease term used in the calculation of right-of-use assets and lease liabilities include renewal and termination options that are reasonably certain to be exercised. Leases with an initial term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. Our leases do not provide an implicit borrowing rate, and we estimate the Company’s incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company has established a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of prepaid deposits and accrued liabilities. The Company believes that the recorded values of all the financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Stock-based Compensation

The Company accounts for equity-based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“ASC 505-50”). The Company has established that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

The Company accounts for employee stock-based compensation in accordance with the guidance of ASC Topic 718, “Compensation—Stock Compensation”. Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements from ASC 820, “Fair Value Measurement.” ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its financial statements.

In December 2019, the FASB issued Accounting Standards Update (“ASU”) ASU 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 eliminates certain exceptions within ASC 740, “Income Taxes,” and clarifies certain aspects of ASC 740 to promote consistency among reporting entities. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating this guidance to determine its impact it may have on its financial statements.

NOTE 3 – PREPAID DEPOSITS

Prepaid deposits consisted of advance deposit paid for the purchase of debit cards and advance rents for the Company’s office facilities, were $106,277 and $8,700 at December 31, 2020 and March 31, 2020, respectively (See Note 6).

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	December 31, 2020	March 31, 2020
Furniture and Fixtures	5 years	$112,519	$112,519
Vehicles	5 years	97,991	-
Less: Accumulated depreciation		(35,811)	(7,501)
Total		$174,699	$105,018

Depreciation expense amounted to $10,526 and $1,875 for three months ended December 31, 2020, and $28,310 and $1,875 for the nine months ended December 31, 2020 and 2019, respectively.

NOTE 5 – LOAN PAYABLE

On June 16, 2020, the Company entered into a financing arrangement to purchase a vehicle, and obtained a loan of $78,491, payable over a term of 72 months, interest bearing at 3.99%, with a monthly payment of principal and interest of $1,228.

	December 31, 2020	March 31, 2020
	(Unaudited)
Loan payable	$71,657	$-
Less: Current portion	(12,093)	-
Loan Payable - Non-current portion	$59,564	$-

The amount of loan payments due in the next five years ended March 31, are as follows:

2021 (Remainder)	$2,987
2022	12,212
2023	12,699
2024	13,231
2025	13,762
Thereafter	16,766
Total	$71,657

The Company recorded interest expense on the loan of $732 and $0 for the three months ended December 31, 2020 and 2019, and $1,760 and $0 for the nine months ended December 31, 2020 and 2019, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s former Chief Executive Officer (“Former Officer”) loaned the Company $7,567 as of July 31, 2019 for it to pay the costs and expenses necessary to revive the Company’s business operations and to reinstate the Company’s charter with the State of Nevada, settling all past due accounts with the Company’s transfer agent and legal fees. On July 31, 2019, the Company issued 300,000 shares of Series A preferred stock to an entity affiliated with the Former Officer (“Affiliate”) in consideration for the loans totaling $7,567 (NOTE 8). The Former Officer loaned additional funds to the Company totaling $1,737 which were forgiven by the Former Officer as of September 30, 2019. On October 7, 2019, the Affiliate entered into a private transaction with the Company’s Chief Executive Officer (“CEO”) to sell 300,000 shares of Series A preferred stock.

The Company’s CEO, from time to time, provided advances to the Company for its working capital needs. The Company has recorded a payable to the CEO of $83,879 and $56,277 at December 31, 2020 and at March 31, 2020, respectively. The funds advanced are unsecured, non-interest bearing, and due on demand.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Office Lease

On October 30, 2019, the Company executed a non-cancellable operating lease for its principal office for a monthly rent of $8,700, with the lease, commencing November 1, 2019 for a period of 6 months and maturing on April 30, 2020. The Company paid a security deposit of $8,700 at the inception of the lease. The Company terminated the operating lease on April 30, 2020. The Company has recorded rent expense of $0 and $17,400 for this operating lease for its principal office for the three months ended December 31, 2020 and 2019, and $8,700 and $17,400 for the nine months ended December 31, 2020 and 2019, respectively.

On August 27, 2020, the Company formally executed a month-to-month cancellable operating lease for leasing office space in an executive suite, commencing on September 1, 2020 for $259 per month. The Company paid a security deposit of $259 on September 7, 2020. The Company paid the same rent for the months of July 2020 and August 2020 pursuant to a verbal agreement. The Company has recorded rent expense of $777 and $0 for the three months ended December 31, 2020 and 2019, and $1,554 and $0, for the nine months ended December 31, 2020 and 2019, respectively.

On October 26, 2020, the Company executed a non-cancellable operating lease agreement for its principal office for a monthly rent of $5,500, with the lease commencing on November 1, 2020 for a period of 12 months. The Company paid a security deposit of $5,5000 on October 28, 2020. The Company has recorded rent expense of $11,000 and $0 for the three months ended December 31, 2020 and 2019, and $11,000 and $0 for the nine months ended December 31, 2020 and 2019, respectively.

The Company has recorded total rent expense of $11,777 and $17,400 for the three months ended December 31, 2020 and 2019, and $21,254 and $17,400 for the nine months ended December 31, 2020 and 2019, respectively.

Rent commitments of the Company for the years ended:

March 31, 2021	$16,500
March 31, 2022	38,500
March 31, 2023	-
March 31, 2024	-
March 31, 2025	-
Total	$55,000

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of December 31, 2020 and March 31, 2020, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at December 31, 2020 and March 31, 2020 was 500,000,000 authorized common shares with a par value of $0.001 per share, and 25,000,000 authorized preferred shares with a par value of $0.001 per share.

On October 15, 2019 and June 30, 2020, the Company effectuated reverse stock splits (the “Reverse Splits”) of its issued and outstanding common stock. As a result of the Reverse Splits, each 100 shares of common stock issued and outstanding prior to the Reverse Splits were converted into one (1) common stock. All share and per share numbers in these financial statements have been revised retroactively to take into account this Reverse Split.

Common Stock

On April 25, 2020, an investor executed a stock subscription agreement to purchase 60,000 shares of common stock of the Company at $0.50 per share. The investor paid $30,000 to the Company on April 25, 2020. The Company has issued 60,000 shares of common stock to the investor on April 28, 2020.

On September 1, 2020, an investor executed a stock subscription agreement to purchase 400,000 shares of common stock of the Company at $0.50 per share. The investor paid $200,000 to the Company on September 1, 2020. The Company has issued 100,000 shares of common stock to the investor on September 9, 2020, and the remaining 300,000 shares of common stock on September 15, 2020.

On September 4, 2020, the Company recorded issuance of 375 shares of common stock as fractional shares issued to the investors due to the rounding up of the common shares as a result of the reverse stock split.

On September 30, 2020, the Chief Executive Officer of the Company converted 8,000 shares of issued and outstanding preferred stock of the Company into 8,000,000 shares of common stock pursuant to the conversion terms of its Certificate of Designation filed with the Secretary of State of Nevada.

On December 1, 2020, the Company entered into an employment agreement with its Chief Executive Officer for a three-year term, for an annual compensation of $150,000. On December 22, 2020, the Company issued 1,000,000 shares of its common stock as an inducement (sign on bonus) to enter into the employment agreement.

On December 9, 2020, the Company sold issued 30,000 shares of its common stock to an investor at purchase of $0.50 per share, and received a cash consideration of $15,000. The Company issued the common shares to the investor on December 22, 2020.

On December 21, 2020, the Company sold 10,000 shares of its common stock to an investor at a purchase price of $0.50 per share for a consideration of $5,000. The investor executed the stock subscription agreement on December 21, 2020. The Company issued the 10,000 common shares on December 22, 2020, and recorded the stock issuances of $5,000 as subscriptions receivable as of December 31, 2020.

On December 23, 2020, the Company sold 10,000 shares of its common stock to an investor at a purchase price of $1.00 per share for a consideration of $10,000. The investor executed the stock subscription agreement on December 23, 2020. The Company issued the 10,000 common shares on December 29, 2020, and recorded the stock issuances of $10,000 as subscriptions receivable as of December 31, 2020.

On December 23, 2020, the Company sold 100,000 shares of its common stock to an investor at a purchase price of $1.00 per share, and received a cash consideration of $100,000. The Company issued the common shares to the investor on December 29, 2020.

On December 23, 2020, the Company sold 300,000 shares of its common stock to an investor at a purchase price of $1.00 per share, and received a cash consideration of $300,000. The Company issued the common shares to the investor on December 29, 2020.

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 9,870,075 and 19,100 shares as of December 31, 2020 and March 31, 2020, respectively.

Preferred Stock

The Board of Directors, without further approval of its stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series. Issuances of shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of our Common Stock and other series of Preferred Stock then outstanding.

Series A Preferred Stock

There are 1,000,000 shares of Series A Preferred Stock designated and 292,000 shares issued and outstanding as of December 31, 2020 and 300,000 shares as of March 31, 2020, respectively.

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the holders of Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any of the assets or surplus finds of the Company to the holders of junior capital stock, including the Common Stock.

Dividends

The holders of Series A Preferred Stock are not entitled to any dividends.

Conversion Rights

Each share of Series A Preferred Stock is convertible, at the option of the holder, into 1,000 shares of Common Stock.

Voting Rights

Each share of Series A Preferred Stock is entitled to 1,000 votes per share and is entitled to vote on any matter with the holders of Common Stock.

On September 30, 2020, the Company cancelled 8,000 shares of Series A preferred stock pursuant to the conversion terms of its Certificate of Designation filed with the Secretary of State of Nevada. The cancelled preferred stock was converted into 8,000,000 shares of common stock per the conversion terms.

Asa result of all preferred stock issuances, the total issued and outstanding shares of preferred stock were 292,000 and 300,000 shares as of December 31, 2020 and March 31, 2020, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this Report, the date the financial statements were available to be issued, noting the following items that would impact the accounting for events or transactions in the current period or require additional disclosure.

On January 6, 2021, the Company received $5,000 from an investor for the sale of 10,000 shares of common stock on December 21, 2020.

Between January 20, 2021 and January 26, 2021, the Company received $10,000 from an investor for the sale of 10,000 shares of common stock on December 23, 2020.

On January 11, 2021, the Company received $10,000 from an investor for the sale of 10,000 shares of common stock. The investor executed the stock subscription agreement on January 8, 2021. The Company issued the common shares to the investor on January 20, 2021.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This Quarterly Report Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview

BlueOne Card Inc., a Nevada corporation (the “Company”), through our relationship with our program manager, EndlessOne Global, Inc., a Nevada corporation (the “Program Manager”), is a reseller of an all-in-one branded card with numerous user benefits. Through our relationship with our Program Manager, we are a FinTech company aiming to provide innovative payout solutions and prepaid cards to consumers. Unlike other prepaid card distributors and companies, we specifically aim to target those who are unbanked, or non-bankable and who have needs crossing international borders.

According to the 2018 data from the Federal Reserve, there are an estimated 55 million adults currently residing in the U.S. who are unbanked or underbanked.2 This means that about 17% of the entire U.S. population has difficulties utilizing the standard banking system. This is our target group customers. Through our relationship with our Program Manager, we earn our revenues mostly through monthly fees charged to customers for the issued general purpose reloadable (“GPR”) prepaid card, reloading fee, ATM withdrawal fee, and card to card money transaction fee.

We are currently headquartered in Newport Beach, California.

Background

BlueOne Card, Inc. (formerly known as “Avenue South Ltd.,” “TBSS International, Inc.,” or “Manneking Inc.”) was incorporated on July 6, 2007 under the laws of the State of Nevada. We started our business as a retailer and importer of domestic home furnishings from Hong Kong. On September 30, 2011, we changed our name to TBSS International, Inc., which was engaged in gold mining and drilling and general construction.

On April 26, 2019 , Corporate Compliance, LLC filed a re-application for custodianship pursuant to NRS 78.347. The Eighth Judicial District Court of Clark County, Nevada granted custodianship over TBSS International, Inc. to Corporate Compliance, LLC. On October 15, 2019, we changed our name to “Manneking Inc.,” and then to “BlueOne Card, Inc.” on June 30, 2020.

On June 30, 2020, we also executed a 1 for 100 reverse stock-split with a Certificate of Change, and changed our trading symbol to “BCRD.” We filed a FINRA corporate action pursuant to FINRA Rule 6490 which was announced on the Daily List as of July 23, 2020.

We were a “Reporting Issuer” subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act from November 2, 2010, upon the effectiveness of the Registration Statement on Form S-1, until we suspended our reporting obligations May 29, 2019 through the filing of a Form 15.

Reseller Agreement with EndlessOne Global, Inc.

Effective as of August 15, 2020, we entered into the Authorized Reseller Agreement with the Program Manager (the “Reseller Agreement”) pursuant to which we have agreed to be a reseller or an independent sales representative of the Program Manager and its products and the Program Manager has agreed to support our reselling efforts. The term of the Reseller Agreement is for 24 months. The Reseller Agreement does not provide exclusivity and there are no volume sales requirements pertaining to our reselling efforts. The Reseller Agreement is renewable by mutual consent of each of the parties for one-year terms unless either party provides written notice to the other party at least 90 days prior to the termination of the term of the Reseller Agreement. The Reseller Agreement may be terminated by either party upon a material breach of either party with the non-breaching party providing written notice to the breaching party and the breach remaining uncured with 60 days of the notice. The Reseller Agreement may also be terminated by either party by written notice if either party ceases to carry on as a going concern, becomes the object of the institution of voluntary or involuntary proceedings in bankruptcy, insolvency, or liquidation, makes an assignment for the benefit of creditors, or if a receiver is appointed with respect to all or a substantial part of its assets.

2 https://en.wikipedia.org/wiki/Unbanked#:~:text=The%20unbanked%20in%20the%20United%20States,-The%20unbanked%20are&text=The%20Federal%20Reserve%20estimated%20there,state%20Mississippi%2C%20at%2016.4%25

Our Unique Platform

Through our relationship with our Program Manager, we provide a unique platform different from other competitors. Unlike many other institutions and companies who only do card to card transfer domestically, our GPR BlueOne prepaid card can instantly transfer money from card to card across the border through our mobile application, which will be available Spring of 2021. Consumers who receive the card-to-card transfer can easily cash out the money at any ATM in the world. Thus, using our platform, consumers can save time, as well as enjoy reasonable foreign exchange rate cost.

Our Principal Products and Services

Through our relationship with our Program Manager, we offer GPR prepaid cards that provide consumer benefits such as no overdraft fees, no interest fees, virtual bank accounts, and free direct deposit.

Some of the benefits of our GPR BlueOne prepaid cards are as follows:

●	Our mobile platform will be available Spring of 2021 for iOS devices (Apple), android, and windows (Microsoft).

●	We provide a Global Remittance Network (“GRN”) meaning that we can connect any proprietary accounts or card systems to other systems worldwide.

●	Free checking account and check books.

●	We believe our GPR BlueOne prepaid cards will be distributed throughout liquor stores and easily obtainable online at www.blueonecard.com as well.

●	Dynamic CVV function.

●	Lock and unlock credit card access with SAFE technology. Consumers can instantly lock and unlock their cards via text (SMS).

●	Free checking account.

●	Direct deposit of checks via our mobile application.

Critical Accounting Policies

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to income taxes, fair value derivatives, and accrued liabilities. We base our estimates on historical experience, performance metrics and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates under different assumptions or conditions. We apply the following critical accounting policies in the preparation of our financial statements:

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the U.S. require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management estimates include the estimated collectability of its accounts receivable, the valuation of long-lived assets, warranty reserves, the assumptions used to calculate derivative liabilities, assumptions used to value equity instruments issued for financing and compensation, and the valuation of deferred tax assets. Actual results could differ from those estimates.

Recent Accounting Pronouncements

See Note 1 of Notes to the Financial Statements contained in this Form 10-Q for management’s discussion of recent accounting pronouncements.

Results of Operations for the Three Months and Nine Months Ended December 31, 2020 Compared to the Three Months and Nine Months Ended December 31, 2019 (Unaudited)

Revenue

We had no revenues for the three months and nine months ended December 31, 2020 and 2019, respectively.

Cost of Sales

We incurred no cost of sales for the three months and nine months ended December 31, 2020 and 2019, respectively.

Operating Expenses

General & Administrative Expenses

General and administrative expenses (“G&A”) primarily included accounting, consulting and professional fees, rent, legal and filing fees, officer’s compensation, and other administrative expenses. For the three months ended December 31, 2020, we incurred G&A of $79,969 as compared to $20,689 for the same comparable period of 2019. For the nine months ended December 31, 2020, we incurred G&A of $140,857 as compared to $29,723 for the same comparable period of 2019. The increases in G&A were primarily due to the Company engaging accountants, consultants, rent, Edgarizing and filing fees, payroll and other administrative expenses to expand its infrastructure and operations.

Depreciation

Depreciation expense for the three months ended December 31, 2020 and 2019 was $10,526 and $1,875. Depreciation expense for the nine months ended December 31, 2020 and 2019 was $28,310 and $1,875, respectively. The increases in depreciation expense in the respective periods was due to the purchase of office furniture and Company vehicle.

Other Income (Expense)

Other income and expenses include interest expense relating to the finance arrangement on purchase of Company vehicle. We incurred interest expense of $1,054 and $0 for the three months ended December 31, 2020 and 2019, and $$2,936 and $0 for the nine months ended December 31, 2020 and 2019, respectively.

Net Losses

We incurred a net loss of $91,548 for the three months ended December 31, 2020 as compared to a net loss of $22,564 for the same comparable period in 2019. We incurred a net loss of $172,103 for the nine months ended December 31, 2020 as compared to a net loss of $31,598 for the same comparable period in 2019. The increase in the net losses was primarily due to the increase in operating expenses incurred by us.

Liquidity and Capital Resources

Liquidity and Capital Resources for the Nine Months Ended December 31, 2020 Compared to the Nine Months Ended December 31, 2019

	December 31, 2020	December 31, 2019
Summary of Cash Flows:
Net cash used by operating activities	$(218,453)	$(12,481)
Net cash used by investing activities	(19,500)	(112,519)
Net cash provided by financing activities	638,166	125,000
Net increase in cash	400,213	-
Cash – Beginning of the Period	-	-
Cash – End of the Period	$400,213	$-

Operating Activities

Cash used in operating activities of $218,453 for the nine months ended December 31, 2020 was primarily a result of our net loss of $172,103, depreciation of $28,310, stock compensation as bonus to the officer of $1,000, and an increase in operating assets and liabilities of $75,660 due to increase in prepaid deposits of $97,577 offset by decrease in accrued liabilities of $5,685, and increase in related party payables of $27,602. Cash used in operating activities of $12,481 for the nine months ended December 31, 2019 resulted primarily due to our net loss of $31,598, depreciation of 1,875, and an increase in operating liabilities of $17,242 due to increase in prepaid deposits of $17,400 and an increase in related party payable of $34,642.

Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2020 was $19,500 resulted from the cash paid as a down payment for purchase of a vehicle. Net cash used in investing activities for the nine months ended December 31, 2019 was $112,519 as a result of cash paid for purchase of furniture.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2020 was $638,166 consisting of net cash proceeds of $645,000 received from sale of our common stock, offset by cash paid of $6,834 for the loan payable for purchase of vehicle. Net cash provided by financing activities for the nine months ended December 31, 2019 was $125,000 consisting of net cash proceeds received from the sale of our common stock.

Future Capital Requirements

Our current available cash is insufficient to satisfy our liquidity requirements. Our capital requirements for the fiscal year ending March 31, 2021 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts, and being a public company.

Our plans to finance our operations include seeking equity and debt financing, alliances or other partnership agreements, or other business transactions, that would generate sufficient resources to ensure continuation of our operations.

The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned activities and limit our operations which could have a material adverse effect on our business, financial condition and results of operations.

Inflation

The amounts presented in our financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the nine months ended December 31, 2020, we had incurred a net loss of $172,103, had net cash used in operating activities of $218,453, and accumulated deficit of $505,197. These matters raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Our management plans to provide for our capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results could differ from these estimates and such differences could be material.

While our significant accounting policies are described in more details in Note 2 of our annual financial statements included in our 2019 Annual Report filed with the SEC on March 25, 2020, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Development Stage and Capital Resources

We have devoted substantially all of our efforts to business planning since our inception on July 6, 2007. Accordingly, we are considered to be in the development stage. We have not generated revenues from our operations, and we will not commence generating revenues until sometime during the first calendar quarter of 2021.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations which have not been adopted.

Impact of COVID-19

During the nine months ended September 30, 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the three months and nine months ended December 31, 2020 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Governments around the world have mandated, and continue to introduce, orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

To the extent that COVID-19 continues or worsens, governments may impose additional restrictions or additional governments may impose restrictions. The result of COVID-19 and those restrictions could result in a number of adverse impacts to our business, including but not limited to additional disruption to the economy and consumers’ willingness and ability to spend, temporary or permanent closures by businesses that will consume our credit and debit cards, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be challenging to obtain and process credit and debit card transactions and supply chains to support our business needs, and individuals could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, if our customers’ businesses or incomes are similarly affected, they might delay or reduce usage by our cardholders. The potential effects of COVID-19 also could impact us in a number of other ways including, but not limited to, reductions to our profitability, laws and regulations affecting our business, the availability of future borrowings, the cost of borrowings, and credit risks of our cardholders and counterparties. We have demonstrated adverse conditions that raise substantial doubt about our ability to continue as a going concern. The continuation of our company as a going concern, in conjunction with COVID-19 impact, is dependent upon the continued financial support from our shareholders, our ability to obtain necessary financing to continue our operations, and the attainment of profitable operations. Given the evolving health, economic, social, and governmental environments, the potential impact that COVID-19 could have on our business remains uncertain. If we are unable to obtain adequate capital, we could be forced to cease operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Currently, there is only one officer and one director, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer believes that the Company’s disclosure controls and procedures are not effective as of December 31, 2020 due to the following material weaknesses. We lacked the ability to have adequate segregation of duties in the financial statement preparation process. Further the Company did not maintain adequate documentation for review and supporting matters impacting financial reporting in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Plan for Remediation of Material Weaknesses

Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. We believe that, since the date that we were made aware of our material weakness, we are continuing to improve our internal control over financial reporting by taking certain corrective steps that we believe minimize the likelihood of a recurrence. We have designed a disclosure controls and procedures regime pursuant to which our management has, among other things:

(a) identified the definition, objectives, application and scope of our internal control over financial reporting;

(b) delineated the duties of each member of the group responsible for maintaining the adequacy of our internal control over financial reporting. This group consists of:

(i) our Chief Executive Officer; and

(ii) an independent consultant who was engaged to prepare and assure compliance with both our internal control over financial reporting as well as our disclosure controls and procedures and review our disclosure controls and procedures on a regular basis, subject to our management’s supervision.

We continue to work with our structure in which we have an independent consultant, in order to continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. The remediation steps taken are subject to the Chief Executive Officer’s oversight. While management believes there have been significant improvements of internal controls over financial reporting during the quarter ended December 31, 2020, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to segregation of duties and maintaining adequate supporting documentation to substantiate the information reported in the financial statements which existed as of December 31, 2020, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

While management is implementing corrective steps to remediate its internal control deficiencies, we cannot assure you that they will be sufficient enough to be free of a material weakness. If we should in the future conclude that our internal control over financial reporting suffers from a material weakness, we will be required to expend additional resources to improve it. Any additional instances of material deficiencies could require a restatement of our financial statements. If such restatements are required, there could be a material adverse effect on our investors’ confidence that our financial statements fairly present our financial condition and results of operations, which in turn could materially and adversely affect the market price of our common stock.

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

We are not a party to any legal proceedings.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlueOne Card, Inc.

Date:	February 9, 2021	/s/ James Koh
James Koh (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

