Form 10-K
period 2021-03-31
BlueOne Card, Inc.
filed 2021-06-21
CIK 1496690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended March 31, 2021

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-56060

BlueOne Card, Inc.

(Exact Name of Registrant as Specified in Charter)

Nevada	26-0478989
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4695 MacArthur Court, Suite 1100, Newport Beach, CA	92660
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(800) 210-9755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]
Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold and issued, was $21,339,810 on September 30, 2020.

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at June 21, 2021 was 9,890,075.

DOCUMENTS INCORPORATED BY REFERENCE

None

BLUEONE CARD, INC.

In this Annual Report on Form 10-K (the “Annual Report”), unless otherwise stated or as the context otherwise requires, references to “BlueOne Card, Inc.,” “BlueOne,” “the Company,” “we,” “us,” “our” and similar references refer to BlueOne Card, Inc., a Nevada corporation formerly known as “Avenue South Ltd.,” “TBSS International, Inc.,” or “Manneking Inc.”. Our logo and other trademarks or service marks of the Company appearing in this Annual Report are the property of BlueOne Card, Inc. This Annual Report also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks, and trade names appearing in this Annual Report are the property of their respective holders.

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Annual Report, in particular, Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions, or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the defence industry, all of which were subject to various risks and uncertainties.

When used in this Annual Report and other reports, statements, and information we have filed with the Securities and Exchange Commission (“Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. These statements are only predictions. All forward-looking statements included in this Annual Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties, and other factors.

This Annual Report also contains estimates, projections, and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

PART I

ITEM 1.	BUSINESS.

Overview

BlueOne Card Inc., a Nevada corporation (the “Company”), through our relationship with our program manager, EndlessOne Global, Inc., a Nevada corporation (the “Program Manager”), is a reseller of an all-in-one prepaid, branded card to be issued by the Program Manager which we believe has numerous user benefits. Through our relationship with our Program Manager, we are aiming to provide innovative pay out solutions and prepaid cards to consumers. Unlike other prepaid card distributors and companies, we specifically aim to target those customers who are unbanked, or non-bankable, and who have needs crossing international borders. The Program Manager’s platform is still in the beta-testing stage and no revenues have been derived therefrom.

According to the 2018 data from the Federal Reserve, there are an estimated 55 million adults currently residing in the U.S. who are unbanked or underbanked.1 This means that about 17% of the entire U.S. population has difficulties utilizing the standard banking system. This is our target group customers. Through our relationship with the Program Manager, we will earn our revenues mostly through commissions derived from monthly fees charged to customers to the Program Manager provided by us for the issued general purpose reloadable prepaid card, reloading fees, ATM withdrawal fees, and card to card money transaction fees. We will be acting as an independent sales representative of the Program Manager and we will not receive revenue from customer contracts, which will be executed with the Program Manager.

To date, we have not generated any revenues from our planned business and our business is in a development stage. The Program Manager’s platform is still in the beta-testing stage and no revenues have been derived therefrom.

We are currently headquartered in Newport Beach, California.

Background

BlueOne Card, Inc. (formerly known as “Avenue South Ltd.,” “TBSS International, Inc.,” or “Manneking Inc.”) was incorporated on July 6, 2007 under the laws of the State of Nevada. We started our business as a retailer and importer of domestic home furnishings from Hong Kong. On September 30, 2011, we changed our name to TBSS International, Inc., and got engaged in gold mining and drilling and general construction.

On April 26, 2019, Corporate Compliance, LLC filed a re-application for custodianship pursuant to NRS 78.347. The Eighth Judicial District Court of Clark County, Nevada granted custodianship over TBSS International, Inc. to Corporate Compliance, LLC. On October 15, 2019, we changed our name to “Manneking Inc.,” and then to “BlueOne Card, Inc.” on June 30, 2020.

On October 15, 2019, we executed a 1 for 100 reverse stock-split. On June 30, 2020, we also executed a 1 for 100 reverse stock-split with a Certificate of Change, and changed our trading symbol to “BCRD.” We filed a FINRA corporate action pursuant to FINRA Rule 6490 which was announced on the Daily List as of July 23, 2020.

We were a “Reporting Issuer” subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act from November 2, 2010, upon the effectiveness of the Registration Statement on Form S-1, until we suspended our reporting obligations on May 29, 2019 through the filing of a Form 15.

1 https://en.wikipedia.org/wiki/Unbanked#:~:text=The%20unbanked%20in%20the%20United%20States,-
The%20unbanked%20are&text=The%20Federal%20Reserve%20estimated%20there,state%20Mississippi%2C%20at%2016.4%25

EndlessOne Global, Inc.

EndlessOne Global Inc. (the “EndlessOne”), is an International Payment Card Issuer, Processor and a Banking Software company whose platform is still in the beta-testing stage. EndlessOne plans to have ambassadors and card experts available around the world 24/7 to serve and provide its client/customers with the next generation of card and banking software. EndlessOne is ushering in a new kind of debit card, one with comprehensive services and instant upfront reward packages. Once the beta-testing stage has concluded, as an eWallet provider creating all different types of debit cards, that are used every day, EndlessOne will focus on driving digital commerce with eWallet software which works for all people. The easy-to-use eWallet will allow the banked or unbanked customer the ability and freedom to manage their money.

Reseller Agreement with EndlessOne Global, Inc.

Effective August 15, 2020, we entered into an Authorized Reseller Agreement with the Program Manager (the “Reseller Agreement”) pursuant to which we have agreed to be a reseller or an independent sales representative of the Program Manager and its products, and the Program Manager has agreed to support our reselling efforts. The Reseller Agreement does not provide exclusivity and there are no volume sales requirements pertaining to our reselling efforts.

Our duties under the Reseller Agreement are to use our best efforts to promote and market the products of the Program Manager including, but not limited to: providing the first introduction of the products to prospective customers, conducting the preliminary qualification of prospective customers for the products of the Program Manager, conducting sales presentations and obtaining commitments from prospects, and distribution of the Program Manager’s collateral materials, as appropriate.

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

On September 15, 2020, we made a deposit of $100,000 to the Program Manager to purchase prepaid debit cards with our design, logo. On February 8, 2021, we paid an additional $49,313 payment to the Program Manager to purchase 10,000 prepaid debit cards.

The Program Manager’s Unique Platform

Although the software applications are currently in the beta-testing stage, we believe the Program Manager will provide a unique platform different from other competitors. Unlike many other institutions and companies who only do card-to-card transfer domestically, the Program Manager’s prepaid, branded cards will instantly transfer money from card-to-card across the border through a mobile application, which we anticipate will be available in Fall of 2021. Consumers who receive the card-to-card transfer will easily be able to cash out the money at any Automated Teller Machine (“ATM”) in the world. Thus, using the Program Manager’s platform, consumers will save time, as well as enjoy reasonable foreign exchange rate cost.

Development of the platform provided by and owned by the Program Manager has been completed; however, it is still in the beta testing stage and has yet to be launched. We believe the platform will be operational within three months.   We do not own the platform nor did we contribute in any way to its development.

Principal Products and Services

The Program Manager will offer prepaid, branded cards that provide consumer benefits such as no overdraft fees, no interest fees, virtual bank accounts, and free direct deposit. We will act as a reseller of the Program Manager’s prepaid, branded cards pursuant to the Reseller Agreement.

Some of the benefits of the Program Manager’s prepaid, branded cards will be as follows:

●	We believe the mobile application will be available in Spring of 2021 for iOS devices (Apple), android, and windows (Microsoft).

●	The Program Manager will provide a Global Remittance Network (“GRN”) meaning that it will connect any proprietary accounts or card systems to other systems worldwide.

●	Free checking account and check books.

●	We intend to resell the Program Manager’s prepaid, branded cards to liquor stores throughout the U.S. and online at www.blueonecard.com as well.

●	The Program Manager’s prepaid, branded cards will provide a Dynamic Card Verification Value (“CVV”) function.

●	The Program Manger’s prepaid, branded cards access will be lock and unlocked with Sensor Assisted Flight Envelope (“SAFE”) technology. Consumers will also instantly be able to lock and unlock the cards via text Short Message Service (“SMS”).

●	The Program Manager will provide a free checking account.

●	We believe checks will be able to be directly deposited via the Program Manager’s mobile application, once available.

Market Strategy

Currently, without the Program Manager’s prepaid, branded cards, numerous of those users who are unbanked or underbanked, use methods such as Western Union, or its mobile application, in order to send and receive funds to and from others, especially if it is an international money transfer and non-domestic. This makes the user’s experience more complicated as cashing in checks and paying bills become a lot more costly and also very time consuming. Also, other ordinary prepaid debit cards may charge very high fees.

In comparison, we believe the Program Manager’s prepaid, branded cards will be safer than cash, more convenient than checks, and very easy to obtain through liquor stores or online, which are the principal methods we intend to resell the cards. Not only this, there are also no troubles with exchange rates, and transfers being cancelled or rejected after days unlike using other financial service companies. With the Program Manager’s prepaid, branded cards, high cash checking fees will be eliminated, and direct deposit can be made to save the consumer’s time and money. Also, with its global remittance network provided by the Program Manager, the Program Manager’s prepaid, branded cards will connect proprietary accounts or card systems to other systems in any parts of the world.

Distribution of Products and Services

Looking solely at other prepaid card competitors located in big grocery stores such as Walmart, Target, etc., we aim to differentiate ourselves from them by targeting liquor stores across the U.S. for distribution of the Program Manager’s prepaid, branded cards. The reason for this is that we believe that many of the unbanked with lower income users access liquor stores more frequently than the larger stores. Not only this, we anticipate that setting up a money loading system in liquor stores will save time in the lives of most consumers.

According to industry data, we believe there are approximately 34,000 liquor stores currently in the U.S. and we initially intend to target up to 7,000 of those stores for distribution of the Program Manager’s prepaid, branded cards. We also anticipate reselling the Program Manager’s prepaid, branded cards through our website. If we are able to distribute the Program Manager’s prepaid, branded cards to these stores throughout the U.S. under the terms of the Reseller Agreement, we estimate our revenues would be extensive. Once the beta-testing stage is completed and the platform is launched, we believe that the Program Manager’s prepaid, branded card will be very affordable compared to the traditional alternatives. The reasons for this are as follows:

World Safest Card Security Suite

●	Lock and Unlock – SAFE Technology allows cardholders to instantly lock and unlock their cards via SMS or Cardholder online Portal. Cardholders can personalize the lock feature for ATM, POS, withdrawals, transfers, recurring payments, auto-lock and more.

●	Dynamic CVV Technology – Dynamic CVV Technology SAFE Technology empowers cardholders to easily change their CVV code for one-time use. Through mobile authorization, SAFE Technology offers the most secure armoured layer of security available for cardholders.

Global Remittance Network (“GRN”)

●	GRN is a worldwide remittance messaging system, an “any-to-any” switch that connects any proprietary account or card system to other systems in the world.

●	This remittance network can link card to card, regardless of Network, account to account, including a credit or debit card to account.

●	Initial customer acquisition is based on leveraging and empowering existing card portfolios and global business relationships in both sending and receiving countries.

●	GRN operates within a closed loop of banks, accounts, card, or wallet programs.

●	Participants in the GRM Network will share in the margins generated out of the transaction fees.

We believe that we will be able to enter into distribution agreements with liquor store owners to distribute the Program Manager’s prepaid, branded card in their respective stores due to the fact that we believe it will greatly increase traffic to the respective stores due to demand for the card. With heavier traffic, we believe there will be increased sales in each liquor store as numerous people will walk in to load money and purchase GPR prepaid cards. We believe this will also benefit the store owner as there will be increased premium later on for the store itself. Thus, there will be an exchange of benefit between the multitude of liquor stores throughout the U.S. that we intend to target and our Company.

Marketing of Products and Services

We plan to market the Program Manager’s products and services through an extensive network of sales representatives and through our website, www.blueonecard.com.

Intellectual Property

All intellectual property required for the operation of our business is provided through our relationship with the Program Manager.

Employees

As of June 21, 2021, we had one employee, Mr. James Koh, our Chief Executive Officer (“CEO”), who is a full-time employee.

On December 1, 2020, we entered into an Employment Agreement with James Koh, our President and CEO. The terms of the agreement are stated in more detail below.

At any given time, we will also engage 2-5 independent contractors.

Competition

Our core business will include the offering of the Program Manager’s prepaid, branded cards that will provide consumer benefits such as no overdraft fees, no interest fees, virtual bank accounts, and free direct deposit. Consequently, we, as a reseller of the cards, will compete against companies and financial institutions across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries and we may also compete with others in the market who may in the future provide offerings similar to ours. Furthermore, many of our competitors are entities substantially larger in size (such as Green Dot Corporation), more highly diversified in revenue and substantially more established with significantly more broadly known brand awareness than ours. As such, many of our competitors can leverage their size, robust networks, financial wherewithal, brand awareness, pricing power and technological assets to compete with us. Additionally, some of our current and potential competitors are subject to fewer regulations and restrictions than we are and thus may be able to respond more quickly in the face of regulatory and technological changes.

Government Regulations

Although the Program Manager is subject to extensive government regulation, as a reseller, we are not subject to the same regulations. If the Program Manager fails to comply with government regulations applicable to it, it could have a material adverse effect on our business.

U.S. Securities Laws

We are subject to regulations by U.S. federal and state securities laws as a public company, including the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

SEC Reporting

We are a Pink Sheet issuer filing current, public information with OTC Markets Group Inc. electronic quotation venue under the trading symbol “BCRD.” There is a highly illiquid nature in investing in our common stock.

We are a fully-reporting public reporting company filing reports, proxy statements, information statements and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on its Public Reference Room. Our SEC filings will also be available to the public from commercial document retrieval services, and at the website maintained by the SEC at http://www.sec.gov.

ITEM 1A.	RISK FACTORS.

Risks Related to Our Business

Any reference to risks associates with the Program Manager are not the official stance of the Program Manager and should not be interpreted as such. All assertions pertaining to the Program Manager herein are reasonable assumptions of risks facing the Program Manager. As a reseller of the Program Manager’s prepaid, branded cards, our business is dependent upon the Program Manager.

A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities and customers could adversely impact our business.

If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China, or other public health crisis were to affect our markets, facilities, our customers, or the Program Manager, our business could be adversely affected. Consequences of the coronavirus outbreak are resulting in disruptions in or restrictions on our ability to travel. If such an infectious disease broke out at our office, facilities or work sites or those of the Program Manager, our operations may be affected significantly, our productivity may be affected, and we may incur increased costs. If the persons and entities with whom we have contractual relationships, principally, the Program Manager, are affected by an outbreak of infectious disease, we may incur increased costs or our customers could experience complications with our products and services. If our subcontractors with whom it works were affected by an outbreak of infectious disease, our labour supply may be affected and we may incur increased labour costs. Further, an infectious outbreak may cause disruption to the U.S. and global economy, or the local economies of the markets in which we operate, increase costs associated with our business, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate. Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business. In response to the COVID-19 situation, federal, state and local governments (or other governments or bodies) are considering placing, or have placed, restrictions on travel and conducting or operating business activities. At this time those restrictions are very fluid and evolving. We have been and will continue to be impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us, our customers, our subcontractors, and others with whom we work or the overall economic environment. As such, the impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material. In addition, due to the speed with which the COVID-19 situation is developing and evolving, there is uncertainty around its ultimate impact on public health, business operations and the overall economy; therefore, the negative impact on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material.

Our business is dependent upon our contractual relationship with EndlessOne Global, the Program Manager, and, it if the Reseller Agreement is terminated or if the Program Manager defaults on its contractual obligations or its business experiences difficulties, our business would likely fail.

We have entered into the Reseller Agreement with EndlessOne Global, Inc. pursuant to which we have agreed to be a reseller of the Program Manager’s prepaid, branded cards. At the time, our ability to generate revenues is completely dependent upon our ability to resell the Program Manager’s prepaid, branded cards to end customers. If we are unable to have success as a reseller, our business will likely fail. If the Program Manager’s business or products and services experience difficulties, our business will likely fail.

The Reseller Agreement terminates 24 months from the date of the Reseller Agreement, subject to one-year extensions and early termination. If the Reseller Agreement is terminated at any time and we are unable to engage a different program manager at terms similar or better than those in the Reseller Agreement, our business will likely fail.

The Reseller Agreement does not grant us exclusivity as a reseller of the Program Manager’s products and services. In the event that the Program Manager engages others to act as resellers of its products and services, we may experience a decrease in our ability to make sales as a reseller, which would likely have a material adverse impact on our business and may cause it to fail.

The platform of the Program Manager is still in the beta-testing stage and the inability to launch the platform may cause our business to fail.

Although we believe that the Program Manager’s platform will launch in the Fall of 2021, in the event that the Program Manager’s platform, which is still in the beta-testing stage, either fails to launch or has a delayed launch, our business could fail.

Our operating results may fluctuate in the future, which could cause our stock price to decline.

Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our Common Stock, the trading price of our Common Stock could decline substantially. Fluctuations in our quarterly or annual results of operations might result from a number of factors, including, but not limited to:

●	The unprecedented impact of COVID-19 pandemic on our business, customers, employees, consultants, service providers, stockholders, investors and other stakeholders

●	the timing and volume of purchases and use of our products and services by our customers;

●	our ability to effectively sell our products through direct-to-consumer initiatives;

●	the timing and success of new product or service introductions by us or our competitors;

●	changes in the level of interchange rates that can be charged;

●	fluctuations in customer retention rates;

●	changes in the mix of products and services that we sell;

●	changes in the mix of retail distributors through which we sell our products and services;

●	the timing of commencement of new product development and initiatives, the timing of costs of existing product roll-outs and the length of time we must invest in those new products, channels or retail distributors before they generate material operating revenues;

●	changes in our or our competitors’ pricing policies or sales terms;

●	costs associated with significant changes in our risk policies and controls;

●	the amount and timing of costs related to the acquisition of complementary businesses;

●	the amount and timing of costs of any major litigation to which we are a party;

●	disruptions in the performance of our products and services, including interruptions in the services we provide to other businesses, and the associated financial impact thereof;

●	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our business, operations and infrastructure;

●	continued low interest rate environment or interest rate volatility;

●	accounting charges related to impairment of goodwill and other intangible assets;

●	our ability to control costs, including third-party service provider costs and sales and marketing expenses in an increasingly competitive market;

●	volatility in the trading price of our Common Stock, which may lead to higher or lower stock-based compensation expenses; and

●	changes in the political or regulatory environment affecting the banking or electronic payments industries.

If we are unable to find and retain distributors for the Program Manager’s prepaid, branded cards, our business will fail.

Through the Reseller Agreement with the Program Manager, we are a reseller of the Program Manager’s prepaid, branded cards. In order to generate revenues pursuant to the Reseller Agreement, we will need to either sell the cards directly to the end user or find distributors for the cards. Initially, we plan to target up to 7,000 liquor stores throughout the U.S. as distributors. In the event we are unable to make sales directly to end users or establish relationships with distributors, we will be unable to generate revenues and our business will fail.

The loss of operating revenues from our anticipated retail distributors would adversely affect business.

We expect that a significant portion of our operating revenues are derived from revenues generated from the sales of the Program Manager’s prepaid, branded cards sold through distributors such as liquor stores, which we estimate will be our largest retail distributors. We expect that liquor stores will have a significant impact on our operating revenues in future periods. Once we have established distribution through liquor stores, it would be difficult to replace them and the operating revenues derived from products and services sold therein. Accordingly, the loss of liquor stores as a primary means of distribution would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our distributors could harm our reputation, making it more difficult to attract and retain consumers and other distributors, and could lessen our negotiating power with our remaining and prospective distributors.

Our future success depends upon the active and effective promotion of our Program Manager’s products and services by retail distributors, but their interests and operational decisions might not always align with our interests.

Most of our operating revenues will be derived from commissions on the sales of our Program Manager’s products and services sold at the stores of our retail distributors, including liquor stores. Revenues from commissions depend on a number of factors outside our control and may vary from period to period. Because we will compete with many other providers of our Program Manager’s products and services, including competing prepaid cards, for placement and promotion of products in the stores of our prospective retail distributors, our success depends on our retail distributors and their willingness to promote our products and services successfully. In general, our contracts with these third parties will likely allow them to exercise significant discretion over the placement and promotion of our Program Manager’s products and services; which means that they could give higher priority to the products and services of other companies for a variety of reasons. Accordingly, losing the support of our retail distributors might limit or reduce the sales of our Program Manager’s products and services. Our operating revenues and operating expenses may also be negatively affected by operational decisions by our retail distributors. For example, if a retail distributor reduces shelf space for our Program Manager’s products or implements changes in its systems that disrupt the integration between its systems and ours, our resales could be reduced or decline and we may incur additional merchandising costs to ensure our Program Manager’s products are appropriately stocked. Even if our retail distributors actively and effectively promote our Program Manager’s products and services, there can be no assurance that their efforts will maintain or result in growth of our operating revenues.

Due to the fact that our revenues are derived from fees from the resales of the Program Manager’s products and services, future revenue growth depends on our ability to retain and attract new long-term users of the Program Manager’s products.

Our ability to increase account usage and account holder retention and to attract new long-term users of our Program Manager’s products can have a significant impact on our operating revenues. We may be unable to generate increases in account usage, account holder retention or attract new long-term users of our Program Manager’s products for a number of reasons, including if our Program Manager is unable to maintain its existing distribution channels, predict accurately consumer preferences or industry changes and to modify its products and services on a timely basis in response thereto, produce new features and services that appeal to existing and prospective customers, and influence account holder behaviour through cardholder retention and usage incentives. Our results of operations could vary materially from period to period based on the degree to which we are successful in increasing usage and retention and attracting long-term users of our Program Manager’s products.

The industries in which we compete are highly competitive, which could adversely affect our results of operations.

The industries in which we compete are highly competitive and subject to rapid and significant changes. Due to our relationship with the Program Manager as a reseller of its prepaid, branded cards, we compete against companies and financial institutions across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries and may compete with others in the market who may in the future provide offerings similar to those of the Program Manager, and, particularly, our Program Manager competes with vendors who may provide program management and other services though a platform similar to its Backend as a Service (“BaaS”) platform. These and other competitors in the banking and electronic payments industries are introducing innovative products and services that may compete with those of our Program Manager. We expect that this competition will continue as banking and electronic payments industries continue to evolve, particularly if non-traditional payments processors and other parties gain greater market share in these industries. If we are unable to differentiate our Program Manager’s products and platform from and successfully compete with those of our competitors, our business, results of operations and financial condition will be materially and adversely affected.

Many existing and potential competitors are entities substantially larger in size, more highly diversified in revenue and substantially more established with significantly more broadly known brand awareness than ours. As such, many of our competitors can leverage their size, robust networks, financial wherewithal, brand awareness, pricing power and technological assets to compete with us. We could also experience increased price competition as a result of new entrants offering free or low-cost alternatives to our Program Manager’s products and services. If this happens, we expect that the purchase and use of our Program Manager’s products and services would decline. If price competition materially intensifies, we may have to increase the incentives that we offer to our retail distributors and decrease the prices of our Program Manager’s products and services, any of which would likely adversely affect our results of operations.

Our long-term success depends on our ability to compete effectively against existing and potential competitors that seek to provide banking and electronic payment products and services. If we fail to compete effectively against these competitors, our revenues, results of operations, prospects for future growth and overall business could be materially and adversely affected.

The Program Manager may make significant investments in products and services that may not be successful.

Our prospects for growth depend on the Program Manager’s ability to innovate by offering new, and adding value to its existing product and service offerings and on its ability to effectively commercialize such innovations. The Program Manager will continue to make investments in research, development, and marketing for new products and services. Investments in new products and services are speculative. Commercial success depends on many factors, including innovativeness, price, the competitive environment and effective distribution and marketing. If customers do not perceive the Program Manager’s new offerings as providing significant value, they may fail to accept the Program Manager’s new products and services, which would negatively impact our operating revenues.

The Program Manager’s business is dependent on the efficient and uninterrupted operation of computer network systems and data centers, including third party systems, and any disruption in the operations of these systems and data centers could materially and adversely affect our business.

The Program Manager’s ability to provide reliable service to its customers and other network participants depends on the efficient and uninterrupted operation of its computer network systems and data centers as well as those of our retail distributors, network acceptance members and third-party processors. The Program Manager’s business involves the movement of large sums of money, processing of large numbers of transactions and management of the data necessary to do both. Our success depends on the Program Manager’s account programs, including the Program Manager’s BaaS programs, as well as the Program Manager’s processing and settlement services, the efficient and error-free handling of the money that is collected, remitted or deposited in connection with the provision of the Program Manager’s products and services. The Program Manager relies on the ability of its employees, systems and processes and those of the banks that issue its cards, retail distributors, other business partners and third-party processors to process and facilitate these transactions in an efficient, uninterrupted and error-free manner. Their failure to do so could materially and adversely impact our operating revenues and results of operations.

The Program Manager’s systems and the systems of third-party processors are susceptible to outages and interruptions due to fire, natural disaster, power loss, telecommunications failures, software or hardware defects, terrorist attacks and similar events. The Program Manager uses both internally developed and third-party systems, including cloud computing and storage systems, for its services and certain aspects of transaction processing. Interruptions in the Program Manager’s service may result for a number of reasons.

Any damage to, or failure of, the Program Manager’s processes or systems generally, or those of its vendors (including as a result of disruptions at the Program Manager’s third-party data center hosting facilities and cloud providers), or an improper action by its employees, agents or third-party vendors, could result in interruptions in its service, causing customers, retail distributors and other partners to become dissatisfied with the Program Manager’s products and services or obligate the Program Manager to issue credits or pay fines or other penalties to them. Sustained or repeated process or system failures could reduce the attractiveness of the Program Manager’s products and services, including its BaaS platform, and result in contract terminations, thereby reducing operating revenue and harming our results of operations. Further, negative publicity arising from these types of disruptions could be damaging to the Program Manager’s and our reputation and may adversely impact use of the Program Manager’s products and services, including its BaaS platform, and adversely affect our ability to attract new customers and distributors. Additionally, some of our contracts with retail future distributors may contain service level standards pertaining to the operation of the Program Manager’s systems, and provide the retail distributor with the right to collect damages and potentially to terminate its contract with us for system downtime exceeding stated limits. If the Program Manager faces system interruptions or failures, our business interruption insurance may not be adequate to cover the losses or damages that we incur.

If the Program Manager is unable to keep pace with the rapid technological developments in its industry and the larger electronic payments industry necessary to continue providing its BaaS platform partners and cardholders with new and innovative products and services, the use of the Program Manager’s cards and other products and services could decline.

The electronic payments industry is subject to rapid and significant technological changes. We cannot predict the effect of technological changes on our business. The Program Manager relies, in part, on third parties for the development of, and access to, new technologies. We expect those new services and technologies applicable to our industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently utilize through resale of the Program Manager’s products and services. Additionally, the Program Manager may make future investments in, or enter into strategic alliances to develop, new technologies and services or to implement infrastructure change to further its strategic objectives, strengthen its existing businesses and remain competitive. However, the Program Manager’s ability to transition to new services and technologies that it develops may be inhibited by a lack of industry-wide standards, by resistance from our retail distributors, its BaaS platform partners, third-party processors or consumers to these changes, or by the intellectual property rights of third parties. Since we are a reseller of the Program Manager’s prepaid, branded cards, our future success will depend, in part, on the Program Manager’s ability to develop new technologies and adapt to technological changes and evolving industry standards. These initiatives are inherently risky, and they may not be successful or may have an adverse effect on our business, financial condition and results of operations.

Fraudulent and other illegal activity involving the Program Manager’s products and services could lead to reputational damage to us, reduce the use and acceptance of the Program Manager’s cards and reload network, and may adversely affect our financial position and results of operations.

Criminals are using increasingly sophisticated methods to engage in illegal activities using deposit account products (including prepaid cards), reload products, or customer information. Illegal activities involving the Program Manager’s products and services often include malicious social engineering schemes. Illegal activities may also include fraudulent payment or refund schemes and identity theft. The Program Manager relies upon third parties for transaction processing services, which subjects the Program Manager and its end customers to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving the Program Manager’s cards and other products and services, have in the past and could in the future result in reputational damage it and to us. Such damage could reduce the use and acceptance of the Program Manager’s cards and other products and services, cause retail distributors to cease doing business with us or lead to greater regulation that would increase the Program Manager’s compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines on the Program Manager, which could adversely affect our business, results of operations and financial condition.

The Program Manager operates in a highly regulated environment, and failure by it, the banks that issue its cards, and the businesses that participate in it reloads network to comply with applicable laws and regulations could have an adverse effect on our business, financial position and results of operations.

The Program Manager operates in a highly regulated environment, and failure by it, the banks that issue its cards or the businesses that participate in it reloads network or other business partners to comply with the laws and regulations to which it is subject could negatively impact our business. The Program Manager is subject to state money transmission licensing requirements and a wide range of U.S. federal and other state laws and regulations. In particular, the Program Manager’s products and services are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities. For example, the Program Manager is subject to the anti-money laundering reporting and recordkeeping requirements the Bank Secrecy Act (“BSA”), as amended by the PATRIOT Act. In addition, legal requirements relating to the collection, storage, handling, use, disclosure, transfer, and security of personal data continue to increase, along with enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations.

Many of these laws and regulations are evolving, can be unclear and inconsistent across various jurisdictions, and ensuring compliance with them is difficult and costly. Failure by the Program Manager or those businesses to comply with the laws and regulations to which they are or may become subject could result in fines, penalties or limitations on our ability to conduct our business, or federal or state actions, any of which could significantly harm the Program Manager’s and our reputation with consumers, banks that issue the Program Manager’s prepaid cards and regulators, and could materially and adversely affect our business, operating results and financial condition.

Changes in laws and regulations to which the Program Manager is subject, or to which they may become subject, may increase our costs of operation, decrease our operating revenues and disrupt our business.

The banking, financial technology, transaction processing service industries are highly regulated and, from time to time, the regulations affecting these industries, and the manner in which they are interpreted, are subject to change and legal action. Accordingly, changes in laws and regulations or the interpretation or enforcement thereof may occur that could increase our compliance and other costs of doing business, require significant systems redevelopment, or render the Program Manager’s products or services less profitable or obsolete, any of which could have an adverse effect on our results of operations. For example, the Program Manager could face more stringent anti-money laundering rules and regulations, as well as more stringent licensing rules and regulations, compliance with which could be expensive and time consuming. In addition, adverse rulings relating to the industries in which the Program Manager participates in the countries in which it and we operate could cause the Program Manager’s products and services to be subject to additional laws and regulations, which could make the Program Manager’s products and services, of which we are a reseller, less profitable.

If additional regulatory requirements were imposed on the sale of the Program Manager’s products and services, the requirements could lead to a loss of retail distributors, which, in turn, could materially and adversely impact our operations. Moreover, if the Program Manager’s products are adversely impacted by the interpretation or enforcement of these regulations or we or any of our retail distributors were unwilling or unable to make any such operational changes to comply with the interpretation or enforcement thereof, we would no longer be able to resell the Program Manager’s products and services through that noncompliant retail distributor, which could have a material adverse effect on our business, financial position and results of operations.

From time to time, international, U.S. federal and state legislators and regulatory authorities, including state attorneys general, increase their focus on the banking and consumer financial services industries and may propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for financial institutions and financial services companies.

If new regulations or laws result in changes in the way the Program Manager is regulated, these regulations could expose the Program Manager to increased regulatory oversight, more burdensome regulation of its business, and increased litigation risk, each of which could increase the Program Manager’s costs which may decrease our operating revenues. Furthermore, limitations placed on fees we charge or the disclosures that must be provided with respect to the Program Manager’s products and services could increase our costs and may decrease our operating revenues.

Changes in rules or standards set by the payment networks, such as Visa and MasterCard, or changes in debit network fees or products or interchange rates, could adversely affect our business, financial position and results of operations.

The Program Manager is subject to association rules that could subject it to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by the Program Manager or businesses that work with it, including card processors, such as MasterCard PTS. The termination of the card association registrations held by the Program Manager or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit the Program Manager’s ability to provide its products and services could have an adverse effect on our business, operating results and financial condition. In addition, from time to time, card associations may increase the fees that they charge, which could increase our operating expenses, reduce our profit margin and adversely affect our business, results of operations and financial condition.

Furthermore, we expect a substantial portion of our operating revenues to be derived from interchange fees. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.

The enactment of the Dodd-Frank Act required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While the interchange rates that may be earned by us are exempt from the limitations imposed by the Dodd-Frank Act, there can be no assurance that future regulation or changes by the payment networks will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks or future regulation, we would likely need to change our fee structure to offset the loss of interchange revenues. However, our ability to make these changes will be limited by the terms of our future contracts and other commercial factors, such as price competition. To the extent we increase the pricing of the Program Manager’s products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. The Program Manager’s may also have to discontinue certain products or services. As a result, our total operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.

The Program Manager receives important services from third-party vendors. Replacing them would be difficult and disruptive to its business.

Some services relating to the Program Manager’s business, including fraud management and other customer verification services, transaction processing and settlement, card production, and customer service, are outsourced to third-party vendors. It would be difficult to replace some of the Program Manager’s third-party vendors in a timely manner if they were unwilling or unable to provide the Program Manager with these services during the term of their agreements with us and our business and operations could be adversely affected.

Our business could suffer if there is a decline in the use of prepaid cards as a payment mechanism or there are adverse developments with respect to the prepaid financial services industry in general.

As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than traditional or other financial services. Consumers might not use prepaid financial services for any number of reasons, including the general perception of our industry, new technologies and a decrease in our distribution partners’ willingness to sell these products as a result of a more challenging regulatory environment. If consumers do not continue or increase their usage of prepaid cards, including making changes in the way prepaid cards are loaded, our operating revenues may decline. Any projected growth for the industry may not occur or may occur more slowly than estimated.

If consumer acceptance of prepaid financial services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and prepaid cards, away from our products and services, it could have a material adverse effect on our financial position and results of operations.

A data security breach could expose the Program Manager to liability and protracted and costly litigation, and could adversely affect its and our reputation and operating revenues.

The Program Manager and its retail distributors, network acceptance members, third-party processors and the merchants that accept the Program Manager’s cards receive, transmit and store confidential customer and other information in connection with the sale and use of the Program Manager’s products and services. The Program Manager’s encryption software and the other technologies the Program Manager uses to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches by third parties. The risk of unauthorized circumvention of its security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. The Program Manager’s network acceptance members, other business partners, third-party processors and the merchants that accept the Program Manager’s cards also may experience similar security breaches involving the receipt, transmission and storage of the Program Manager’s confidential customer and other information. Improper access to the Program Manager or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information.

A data security breach of the systems on which sensitive cardholder or other customer or end-customer data and account information are stored could lead to fraudulent activity involving the Program Manager’s products and services, reputational damage and claims or regulatory actions against the Program Manager and possibly us. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices, any of which could have a material adverse effect on our operating revenues and profitability. The Program Manager would also likely have to pay (or indemnify the banks that issue our cards for) fines, penalties and/or other assessments imposed by Visa or MasterCard as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach at one of the third-party banks that issue the Program Manager’s cards or at the Program Manager’s network acceptance members, other business partners, third-party processors or the merchants that accept the Program Manager’s cards could result in significant reputational harm to the Program Manager and, as a reseller of the Program Manager’s prepaid, branded cards, to us and cause the use and acceptance of the Program Manager’s cards or other products and services to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects.

Litigation or investigations could result in significant settlements, fines or penalties.

The Program Manager or we may be subject to securities class actions and other litigation or regulatory or judicial proceedings or investigations. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. The monetary and other impact of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant. Further, an unfavourable resolution of litigation, proceedings or investigations against us could have a material adverse effect on our business, operating results, or financial condition. If regulatory or judicial proceedings or investigations were to be initiated against the Program Manager or us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors and decrease acceptance and use of, and loyalty to, the Program Manager’s products and related services, and could impact the price of our Common Stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. The outcome of any such litigation is difficult to predict and the cost to defend, settle or otherwise resolve these matters may be significant. For the foregoing reasons, if regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, our business, results of operations and financial condition could be adversely affected or our stock price could decline.

We may be unable to adequately protect our brand and third parties may allege that we are infringing their intellectual property rights.

The “BlueOne Card” brand is important to our business, and we plan to utilize trademark registrations and other means to protect it. Our business would be harmed if we were unable to protect our brand against infringement and its value was to decrease as a result.

The Program Manager may be unable to adequately protect its brand and its intellectual property rights related to its products and services and third parties may allege that it is infringing their intellectual property rights.

The Program Manager’s brands and marks are important to its business, and it utilizes trademark registrations and other means to protect them. The Program Manager’s business would be harmed if it was unable to protect its brand against infringement and its value was to decrease as a result.

The Program Manager relies on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to the Program Manager’s products and services. The intellectual property rights of the Program Manager could be challenged, invalidated or circumvented.

The Program Manager may unknowingly violate the intellectual property or other proprietary rights of others and, thus, may be subject to claims by third parties. These assertions may increase over time as a result of growth and the general increase in the pace of patent claims assertions, particularly in the U.S. Because of the existence of a large number of patents in the mobile technology field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its elements infringes or will infringe on the patent rights of others. Regardless of the merit of these claims, the Program Manager may be required to devote significant time and resources to defending against these claims or to protecting and enforcing its own rights. The Program Manager might also be required to develop a non-infringing technology or enter into license agreements and there can be no assurance that licenses will be available on acceptable terms and conditions, if at all. Some of our intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of the Program Manager’s intellectual property or the inability to secure or enforce its intellectual property rights or to defend successfully against an infringement action could harm our business, results of operations, financial condition and prospects.

The Program Manager is exposed to losses from customer accounts.

Fraudulent activity involving the Program Manager’s products may lead to customer disputed transactions, for which the Program Manager may be liable under banking regulations and payment network rules. The Program Manager’s fraud detection and risk control mechanisms may not prevent all fraudulent or illegal activity. To the extent the Program Manager incurs losses from disputed transactions, our business, results of operations and financial condition could be materially and adversely affected.

Additionally, the Program Manager’s cardholders can incur charges in excess of the funds available in their accounts, and the Program Manager may become liable for these overdrafts. While the Program Manager declines authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of card association rules, the timing of the settlement of transactions and the assessment of the card’s monthly maintenance fee, among other things, can result in overdrawn accounts.

Maintenance fee assessment overdrafts occur as a result of the Program Manager charging a cardholder, pursuant to the card’s terms and conditions, the monthly maintenance fee at a time when he or she does not have sufficient funds in his or her account. The Program Manager’s remaining overdraft exposure arises primarily from late-posting. A late-post occurs when a merchant posts a transaction within a payment network-permitted timeframe but subsequent to the Program Manager’s release of the authorization for that transaction, as permitted by card association rules. Under card association rules, the Program Manager may be liable for the amount of the transaction even if the cardholder has made additional purchases in the intervening period and funds are no longer available on the card at the time the transaction is posted.

Economic, political and other conditions may adversely affect trends in consumer spending.

The electronic payments industry, including the prepaid financial services segment within that industry, depends heavily upon the overall level of consumer spending. If conditions in the U.S. become uncertain or deteriorate, we may experience a reduction in the number of our accounts that are purchased or reloaded, the number of transactions involving the Program Manager’s prepaid, branded cards and the use of our reload network and related services. A sustained reduction in the use of the Program Manager’s products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, would materially harm our business, results of operations and financial condition.

We must be able to operate and scale our technology effectively.

The Program Manager’s ability to continue to provide its products and services to network participants, as well as to enhance its existing products and services and offer new products and services, is dependent on its information technology systems. If the Program Manager is unable to manage and scale the technology associated with its business effectively, it could experience increased costs, reductions in system availability and losses of its network participants. Any failure of our systems in scalability and functionality would adversely impact our business, financial condition and results of operations.

We are highly dependent on the services of our key executive, the loss of whom could materially harm our business and our strategic direction. If we lose key management or significant personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in our compensation costs, our business may materially suffer.

We are highly dependent on our management, specifically James Koh. We have an employment agreement in place with Mr. Koh. If we lose key employees, our business may suffer. Furthermore, our future success will also depend, in part, on the continued service of our management personnel and our ability to identify, hire, and retain additional key personnel. We not carry “key-man” life insurance on the lives of any of our executives, employees or advisors. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly.

Our future success depends on our ability to attract, integrate, retain and incentivize key personnel.

Our future success will depend, to a significant extent, on our ability to attract, integrate, retain and recognize key personnel, namely our management team and experienced sales, marketing and program and technology development personnel. Replacing departing key personnel can involve organizational disruption and uncertainty. We do not carry “key-man” life insurance on the lives of any of its executives, employees or advisors. We experience transitions among our executive officers from time to time. If we fail to manage any future transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed. We must retain and motivate existing personnel, and we must also attract, assimilate and motivate additional highly-qualified employees. We may experience difficulty in managing transitions and assimilating our newly-hired personnel, which may adversely affect our business. Competition for qualified management, sales, marketing and program and technology development personnel can be intense. Competitors may in the future attempt to recruit our top management and employees. If we fail to attract, integrate, retain and incentivize key personnel, our ability to manage and grow our business could be harmed.

We might require additional capital to support our business in the future, and this capital might not be available on acceptable terms, or at all.

If our unrestricted cash and cash equivalents balances and any cash generated from operations are not sufficient to meet our future cash requirements, we will need to access additional capital to fund our operations. We may also need to raise additional capital to take advantage of new business or acquisition opportunities. We may seek to raise capital by, among other things:

●	issuing additional shares of our Common Stock or other equity securities;

●	issuing convertible or other debt securities; and

●	borrowing funds under a credit facility.

We may not be able to raise needed cash in a timely basis on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our Common Stock. In addition, if we were to raise cash through a debt financing, the terms of the financing might impose additional conditions or restrictions on our operations that could adversely affect our business. If we require new sources of financing but they are insufficient or unavailable, we would be required to modify our operating plans to take into account the limitations of available funding, which would harm our ability to maintain or grow our business.

The occurrence of catastrophic events could damage our facilities or the facilities of third parties on which we depend, which could force us to curtail our operations.

We and some of the third-party service providers on which we depend for various support functions, such as customer service and card processing, are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism and similar unforeseen events beyond our control. Our principal offices, for example, are situated in southern California near known earthquake fault zones. If any catastrophic event were to occur, our ability to operate our business could be seriously impaired. In addition, we might not have adequate insurance to cover our losses resulting from catastrophic events or other significant business interruptions. Any significant losses that are not recoverable under our insurance policies, as well as the damage to, or interruption of, our infrastructure and processes, could seriously impair our business and financial condition.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. We have in the past and may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action, and could require us to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.

Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior period financial statements. Accounting standard-setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC and banking regulators) may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the need to revise and republish prior period financial statements.

Risks Related to Our Financial Condition

There are doubts about our ability to continue as a going concern.

We are a development stage enterprise and have recently commenced planned principal operations. We have not earned any revenues and have incurred losses of $275,892 for the fiscal year ended March 31, 2021, and losses of $95,774 for the fiscal year ended March 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources, such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations, or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders.

We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however, we may not have commitments from third parties for a sufficient amount of additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital, when needed, could limit our ability to continue our operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favourable terms would have a material adverse effect on our financial performance, results of operations, and stock price and require us to curtail or cease operations, sell off our assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of our Common Stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary, to raise additional funds, and may require that we relinquish valuable rights.

Pandemics, natural disasters and geo-political events could adversely affect our business.

Pandemics, natural disasters, including hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes and tsunamis, weather conditions, including winter storms, droughts and tornadoes, whether as a result of climate change or otherwise, and geo-political events, including civil unrest or terrorist attacks, that affect us, or other service providers, could adversely affect our business.

COVID-19 was declared a pandemic by the World Health Organization in March 2020. To date, this pandemic has affected nearly all regions around the world. In the United States, businesses as well as federal, state and local governments implemented significant actions to mitigate this public health crisis. While we cannot predict the duration or scope of the COVID-19 pandemic, it may negatively impact our business and such impact could be material to our financial results, condition and outlook related to:

●	reduction or volatility in demand for our products, which may be caused by, among other things, reduced online traffic and changes in consumer spending behaviours (e.g. consumer confidence in general macroeconomic conditions and a decrease in consumer spending);

●	disruption to our operations or the operations of our suppliers, through the effects of business and facilities closures, worker sickness and COVID-19 related inability to work, social, economic, political or labour instability in affected areas, transportation delays, travel restrictions and changes in operating procedures, including for additional cleaning and safety protocols;

●	impacts to our third-party marketplaces’ ability to operate or manage increases in their operating costs and other supply chain effects that may have an adverse effect on our ability to meet consumer demand and achieve cost targets;

●	increased volatility or significant disruption of global financial markets due in part to the COVID-19 pandemic, which could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all and impede our ability to comply with debt covenants; and

●	the further spread of COVID-19, and the requirements to take action to mitigate the spread of the pandemic, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition.

Our management has a limited experience operating a public company and is subject to the risks commonly encountered by early-stage companies.

Although our management has experience in operating small companies, our management has not had to manage expansion while being a public company. Many investors may treat us as an early-stage company. In addition, our management has not overseen a company with large growth. Because we have a limited operating history, our operating prospects should be considered in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. These risks include:

●	risks that we may not have sufficient capital to achieve our growth strategy;

●	risks that we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers’ requirements;

●	risks that our growth strategy may not be successful; and

●	risks those fluctuations in our operating results will be significant relative to our revenues.

These risks are described in more detail herein. Our future growth will depend substantially on our ability to address these and the other risks described herein. If we do not successfully address these risks, our business could be significantly harmed.

We have limited operational history in an emerging industry, making it difficult to accurately predict and forecast business operations.

As we have limited operations in our business and have yet to generate significant revenue, it is extremely difficult to make accurate predictions and forecasts on our finances. This is compounded by the fact that we operate in a rapidly transforming industry. There is no guarantee that our products or services will remain attractive to potential and current users as these industries undergo rapid change, or that potential customers will utilize our services.

As a growing company, we have yet to achieve a profit and may not achieve a profit in the near future, if at all.

We have not yet produced a net profit and may not in the near future, if at all. While we expect to earn revenues and grow, we have not achieved profitability and cannot be certain that we will be able to sustain our current growth rate or realize sufficient revenue to achieve profitability. Our ability to continue as a going concern may be dependent upon raising capital from financing transactions, generating revenues throughout the year and keeping operating expenses below revenue levels in order to achieve positive cash flows, none of which can be assured.

We may be unable to manage growth, which may impact our potential profitability.

Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

●	establish definitive business strategies, goals and objectives;

●	maintain a system of management controls; and

●	attract and retain qualified personnel, as well as develop, train, and manage management-level and other employees.

If we fail to manage our growth effectively, our business, financial condition, or operating results could be materially harmed, and our stock price may decline.

Our lack of adequate D&O insurance may also make it difficult for it to retain and attract talented and skilled directors and officers.

In the future, we may be subject to additional litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have not obtained directors and officers liability (“D&O”) insurance. Without adequate D&O insurance, the amounts we would pay to indemnify its officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for it to retain and attract talented and skilled directors and officers, which could adversely affect our business.

We expect to incur substantial expenses to meet our reporting obligations as a public company. In addition, failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

We estimate that it will cost approximately $150,000 annually to maintain the proper management and financial controls for our filings required as a public reporting company. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

Risks Related to Ownership of Our Common Stock

The price of Common Stock may be volatile.

In the recent past, stocks generally, and financial services company stocks in particular, have experienced high levels of volatility. The trading price of our Common Stock has been highly volatile since trading commenced. The trading price of our Common Stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our Common Stock include the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	significant volatility in the market prices and trading volumes of financial services company stocks;

●	actual or anticipated changes in our results of operations or fluctuations in our operating results;

●	actual or anticipated changes in the expectations of investors or the recommendations of any securities analysts who follow our Common Stock;

●	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

●	the public’s reaction to our press releases, other public announcements and filings with the SEC;

●	business disruptions and costs related to shareholder activism;

●	litigation and investigations or proceedings involving us, our industry or both or investigations by regulators into our operations or those of our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	general economic conditions;

●	changes to the markets in which our Common Stock is traded; and

●	sales of shares of our Common Stock by us or our stockholders.

In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our Common Stock is thinly traded, our stockholders may be unable to sell at or near ask prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate their shares.

Our Common Stock has historically been sporadically traded on the OTC Markets, meaning that the number of persons interested in purchasing our shares at, or near ask prices at any given time, may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as us or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer, which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give shareholders any assurance that a broader or more active public trading market for our shares of Common Stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our Common Stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history, and lack of revenue, which could lead to wide fluctuations our share price. The price at which a shareholder purchases our shares may not be indicative of the price that will prevail in the trading market. Our shareholders may be unable to sell their shares at or above the purchase price, which may result in substantial losses to our shareholders.

The market for our shares of Common Stock is characterized by significant price volatility when compared to seasoned issuers and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our shares are sporadically traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares is sold into the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative investment due to, among other matters, our limited operating history and lack of significant revenue or profit to date, and the uncertainty of future market acceptance for our products and services. As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the securities of a seasoned issuer. The following factors may add to the volatility in the price of our shares: actual or anticipated variations in our quarterly or annual operating results, government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures, our capital commitments, and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our shares regardless of operating performance. We cannot make any predictions or projections as to what the prevailing market price for our shares will be at any time, including as to whether our shares will sustain their current market prices, or as to what effect the sale of shares or the availability of shares for sale at any time will have on the prevailing market price.

Our shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behaviour of the market or of broker-dealers who participate in the market, our management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The possible occurrence of these patterns or practices could increase the volatility of our share price.

We do not expect to pay dividends in the future; any return on investment may be limited to the value of our Common Stock.

We do not currently anticipate paying cash dividends on our Common Stock in the foreseeable future. The payment of dividends on Common Stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our Common Stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors. If we do not pay dividends, our Common Stock may be less valuable because a return on investment will only occur if our stock price appreciates.

Our Common Stock is currently deemed a “penny stock,” which makes it more difficult for our shareholders to sell their shares.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock if and when such shares are eligible for sale and may cause a decline in the market value of its stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

As an issuer of a “penny stock,” the protection provided by the federal securities laws relating to forward-looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that file reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Our charter documents and Nevada law could discourage, delay or prevent a takeover that stockholders consider favourable and could also reduce the market price of our Common Stock.

Our Articles of Incorporation and Bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions. These provisions, among other things:

●	provide for non-cumulative voting in the election of directors;

●	authorize our board of directors, without stockholder approval, to issue preferred stock with terms determined by our board of directors and to issue additional shares of our Common Stock; and

●	provide that only our board of directors may set the number of directors constituting our board of directors or fill vacant directorships.

These and other provisions in our Articles of Incorporation and Bylaws, as well as provisions under Nevada law, could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our Common Stock and result in the trading price of our Common Stock being lower than it otherwise would be.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal corporate office is located at 4695 MacArthur Court, Suite 1100, Newport Beach, CA 92660.

On October 30, 2019, we executed a non-cancellable operating lease for our principal office with the lease commencing November 1, 2019 for a period of 6 months and maturing on April 30, 2020. The Company paid a security deposit of $8,700 at the inception of the lease. The monthly rent of the lease was $8,700. We terminated the lease on April 30, 2020.

On August 27, 2020, we formally executed a month-to-month cancellable operating lease for leasing office space in an executive suite, commencing on September 1, 2020 for $259 per month. We paid a security deposit of $259 on September 7, 2020. The monthly rent increased to $279 effective January 1, 2021.

On October 26, 2020, we executed a non-cancellable operating lease agreement for our principal office for a monthly rent of $5,500 with the lease commencing on November 1, 2020 for a period of 12 months. We paid a security deposit of $5,500 on October 28, 2020.

We believe our facilities are adequate to meet our current and near-term needs.

ITEM 3.	LEGAL PROCEEDINGS

We anticipate that we (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations. As of the filing of this Annual Report, we are not a party to any pending legal proceedings, nor are we aware of any civil proceeding or government authority contemplating any legal proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the OTC Pink under the symbol “BCRD.” The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume has occurred during these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED MARCH 31, 2021	First	$95.00	$12.55
	Second	$50.80	$1.05
	Third	$1.05	$1.05
	Fourth	$1.05	$1.05

	Quarter	High	Low
FISCAL YEAR ENDED MARCH 31, 2020	First	$120.00	$35.00
	Second	$95.00	$47.50
	Third	$280.00	$35.00
	Fourth	$90.99	$20.00

Our Common Stock is considered to be “penny stock” under rules promulgated by the SEC. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealer duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

Dividend Information

We have not paid any cash dividends on our Common Stock to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Holders of Record

As of June 21, 2021, an aggregate of 9,890,075 shares of our Common Stock were issued and outstanding and were owned by approximately 30 stockholders of record.

Unregistered Sales of Equity Securities

On January 21, 2021, we sold 10,000 shares of our Common Stock to an investor for gross proceeds of $10,000.

On February 10, 2021, we sold 10,000 shares of our Common Stock to an investor for gross proceeds of $10,000.

The shares of common stock were issued and sold pursuant to exemptions from the registration requirements of Section 5 of the Securities Act contained in Section 4(2) and/or Regulation D thereof. No sales commissions were paid in connection with the sales of these securities and no general solicitation was used.

ITEM 7.	MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Concerning Factors That May Affect Future Results

This Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements.

Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “should,” “could,” “forecast” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to:

●	the Company’s strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position,

●	worldwide economic, political, and capital markets conditions, such as interest rates, foreign currency exchange rates, financial conditions of our suppliers and customers, and natural and other disasters or climate change affecting the operations of the Company or our suppliers and customers,

●	new business opportunities, product development, and future performance or results of current or anticipated products,

●	the scope, nature or impact of acquisition, strategic alliance and divestiture activities,

●	the outcome of contingencies, such as legal and regulatory proceedings,

●	future levels of indebtedness, common stock repurchases and capital spending,

●	future availability of and access to credit markets,

●	pension and postretirement obligation assumptions and future contributions,

●	asset impairments,

●	tax liabilities,

●	information technology security, and

●	the effects of changes in tax (including the newly enacted Tax Cuts and Jobs Act), environmental and other laws and regulations in the United States and other countries in which we operate.

Overview

BlueOne Card Inc., a Nevada corporation (the “Company”), through our relationship with our program manager, EndlessOne Global, Inc., a Nevada corporation (the “Program Manager”), is a reseller of an all-in-one prepaid, branded card to be issued by the Program Manager which we believe has numerous user benefits. Through our relationship with our Program Manager, we are aiming to provide innovative pay out solutions and prepaid cards to consumers. Unlike other prepaid card distributors and companies, we specifically aim to target those customers who are unbanked, or non-bankable, and who have needs crossing international borders. The Program Manager’s platform is still in the beta-testing stage and no revenues have been derived therefrom.

According to the 2018 data from the Federal Reserve, there are an estimated 55 million adults currently residing in the U.S. who are unbanked or underbanked.2 This means that about 17% of the entire U.S. population has difficulties utilizing the standard banking system. This is our target group customers. Through our relationship with the Program Manager, we will earn our revenues mostly through commissions derived from monthly fees charged to customers to the Program Manager provided by us for the issued general purpose reloadable prepaid card, reloading fees, ATM withdrawal fees, and card to card money transaction fees. We will be acting as an independent sales representative of the Program Manager and we will not receive revenue from customer contracts, which will be executed with the Program Manager.

To date, we have not generated any revenues from our planned business and our business is in a development stage. The Program Manager’s platform is still in the beta-testing stage and no revenues have been derived therefrom.

We are currently headquartered in Newport Beach, California.

Background

BlueOne Card, Inc. (formerly known as “Avenue South Ltd.,” “TBSS International, Inc.,” or “Manneking Inc.”) was incorporated on July 6, 2007 under the laws of the State of Nevada. We started our business as a retailer and importer of domestic home furnishings from Hong Kong. On September 30, 2011, we changed our name to TBSS International, Inc., and got engaged in gold mining and drilling and general construction.

On April 26, 2019, Corporate Compliance, LLC filed a re-application for custodianship pursuant to NRS 78.347. The Eighth Judicial District Court of Clark County, Nevada granted custodianship over TBSS International, Inc. to Corporate Compliance, LLC. On October 15, 2019, we changed our name to “Manneking Inc.,” and then to “BlueOne Card, Inc.” on June 30, 2020.

On October 15, 2019, we executed a 1 for 100 reverse stock-split. On June 30, 2020, we also executed a 1 for 100 reverse stock-split with a Certificate of Change, and changed our trading symbol to “BCRD.” We filed a FINRA corporate action pursuant to FINRA Rule 6490 which was announced on the Daily List as of July 23, 2020.

Critical Accounting Policies

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to inventories, income taxes, accounts receivable allowance, fair value derivatives, and reserve for warranty claims. We base our estimates on historical experience, performance metrics and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates under different assumptions or conditions. We apply the following critical accounting policies in the preparation of our consolidated financial statements:

2https://en.wikipedia.org/wiki/Unbanked#:~:text=The%20unbanked%20in%20the%20United%20States,-The%20unbanked%20are&text=The%20Federal%20Reserve%20estimated%20there,state%20Mississippi%2C%20at%2016.4%25

Use of Estimates

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standard Update (“ASU”) No. 2014-09. This standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. generally accepted accounting principles. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services.

Under this guidance, revenue is recognized when control of promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We review our sales transactions to identify contractual rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations, if applicable. Revenue and costs of sales are recognized once products are delivered to the customer’s control and performance obligations are satisfied.

Recent Accounting Pronouncements

See Note 1 of Notes to Financial Statements contained in this Annual Report for management’s discussion of recent accounting pronouncements.

Results of Operations for the year ended March 31, 2021 Compared to the year ended March 31, 2020

Revenue and Cost of Sales

We did not earn revenues or incurred any cost of sales for the years ended March 31, 2021 and 2020, respectively.

Operating Expenses

Operating expenses included legal, accounting and professional fees, all costs associated with marketing, rent and other expenses. We incurred operating expenses of $272,295 for the year ended March 31, 2021 as compared to $95,533 for the year ended March 31, 2020. The increase of $176,762 in operating expenses was primarily due to the increase in filing fees and regulatory fees paid to revive the Company in Nevada, increase in payroll costs, increase in depreciation expense, and increase in legal, accounting and professional fees paid to consultants.

Other Income (Expense)

Our other income and expenses include interest expense relating to the finance arrangement on purchase of Company vehicle. We incurred interest expense of $3,597 for the year ended March 31, 2021 as compared to $$241 for the year ended March 31, 2020, respectively.

Net Losses

We incurred a net loss of $275,892 for the year ended March 31, 2021as compared to a net loss of $95,774 for the year ended March 31, 2020. The increase in loss of $180,118 was due to the increase in operating expenses incurred by us.

Liquidity and Capital Resources

Liquidity and Capital Resources for the year ended March 31, 2021 compared to the year ended March 31, 2020

	March 31, 2021	March 31, 2020
Summary of Cash Flows:
Net cash used in operating activities	$(310,177)	$(12,481)
Net cash used in investing activities	(19,500)	(112,519)
Net cash provided by financing activities	670,179	125,000
Net increase in cash and cash equivalents	340,502	-
Beginning cash and cash equivalents	-	-
Ending cash and cash equivalents	$340,502	$-

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

No assurance can be given that sources of financing will be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favourable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

●	Curtail our operations significantly, or

●	Seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to technology platform and correlated services, or

●	Explore other strategic alternatives including a merger or sale of our Company.

Operating Activities

Net cash used in operations of $310,177 for the year ended March 31, 2021 was primarily a result of loss of $275,892, depreciation of $38,836, stock compensation to officer of $1,000, and decrease in operating assets and liabilities of $94,121 due to decrease in prepaid deposits of $146,372, increase in accrued liabilities of $8,317, increase in customer deposits of $20,000, and increase in related party payables of $43,934. Net cash used in operations of $12,481 for the year ended March 31, 2020 was primarily a result of loss of $95,774, depreciation of $7,501, and increase in operating assets and liabilities of $75,792 due to increase in prepaid deposits of $8,700, increase in accrued liabilities of $19,181 and increase in related party payables of $65,311.

Investing Activities

Net cash used in investing activities for the year ended March 31, 2021 of $19,500 resulted from cash paid as a down payment for purchase of a vehicle. Net cash used in investing activities for the year ended March 31, 2020 of $112,519 resulted from the cash used to purchase property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2021 was $670,179, which consisted of cash proceeds of $680,000 received from the sale of common stock, offset by cash paid of $9,821 for the note payable for purchase of vehicle. Net cash provided by financing activities for the year ended March 31, 2020 was $125,000 from cash received from sale of common stock.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements for the fiscal year ending March 31, 2022 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the year ended March 31, 2021, we recorded a net loss of $275,892, had net cash used in operating activities of $310,177, had working capital of $335,653, and accumulated deficit of $608,986. These matters raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Our management plans to provide for our capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Our management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLUEONE CARD, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

MARCH 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlueOne Card, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BlueOne Card, Inc. (the Company) as of March 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2021, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern. As described in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operating activities, and not generated any revenues since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ SS Accounting & Auditing, Inc.

We have served as the Company’s auditor since 2020

Plano, Texas

June 18, 2021

BLUEONE CARD, INC.

BALANCE SHEETS

	March 31, 2021	March 31, 2020
ASSETS
Current Assets
Cash	$340,502	$-
Prepaid deposits	155,072	8,700
Total Current Assets	495,574	8,700

Property and Equipment, net	164,173	105,018
Total Assets	$659,747	$113,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	$27,498	$19,181
Related party payables	100,211	56,277
Customer deposits	20,000	-
Loan payable, current portion	12,212	-
Total Current Liabilities	159,921	75,458

Loan payable, non-current portion	56,458	-

Total Liabilities	216,379	75,458

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized, 292,000 shares and 300,000 shares issued and outstanding as of March 31, 2021 and March 31, 2020, respectively	292	300
Common stock, $0.001 par value; 500,000,000 shares authorized, 9,890,075 shares and 19,100 shares issued and outstanding at March 31, 2021 and March 31, 2020, respectively	9,890	19
Additional paid in capital	1,042,172	371,035
Accumulated deficit	(608,986)	(333,094)
Total Stockholders’ Equity	443,368	38,260

Total Liabilities and Stockholders’ Equity	$659,747	$113,718

The accompanying notes are an integral part of these financial statements.

BLUEONE CARD, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2021	2020

Net Revenues	$-	$-

Operating Expenses
Legal and filing fees	17,231	11,068
Rent	38,591	43,500
General and administrative	216,473	40,965
Total Operating Expenses	272,295	95,533

Loss from Operations	(272,295)	(95,533)

Other Income (Expense)
Interest expense	(3,597)	(241)
Total Other Income (Expense)	(3,597)	(241)

Loss before Income Taxes	(275,892)	(95,774)

Provision for Income Tax	-	-

Net Loss	$(275,892)	$(95,774)

Basic and Diluted Net Loss Per Share	$(0.06)	$(5.47)

Weighted Average Number of Shares Outstanding - Basic and Diluted	4,615,160	17,509

The accompanying notes are an integral part of these financial statements.

BLUEONE CARD, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years ended March 31, 2021 and 2020

	Preferred Stock		Common Stock **		Additional Paid-in	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - March 31, 2019	-	$-	16,600	$17	$237,033	$(237,320)	$(270)
Sale of common stock	-	-	2,500	2	124,998	-	125,000
Series A Preferred Stock issued in settlement of debt	300,000	300	-	-	7,267	-	7,567
Debt forgiveness by related party	-	-	-	-	1,737	-	1,737
Net loss	-	-	-	-	-	(95,774)	(95,774)
Balance - March 31, 2020	300,000	300	19,100	19	371,035	(333,094)	38,260

Conversion of preferred stock to common stock	(8,000)	(8)	8,000,000	8,000	(7,992)	-	-
Issuance of stock to officer as bonus	-	-	1,000,000	1,000	-	-	1,000
Sale of common stock	-	-	870,600	871	679,129	-	680,000
Fraction shares issued due to reverse stock split	-	-	375	-	-	-	-
Net loss	-	-	-	-	-	(275,892)	(275,892)
Balance - March 31, 2021	292,000	$292	9,890,075	$9,890	$1,042,172	$(608,986)	$443,368

** Common stock adjusted to reflect 1:100 reverse stock splits effected on October 15, 2019 and June 30, 2020.

The accompanying notes are an integral part of these financial statements.

BLUEONE CARD, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(275,892)	$(95,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,836	7,501
Stock compensation to officer	1,000	-
Changes in operating assets and liabilities:
Increase in prepaid deposits	(146,372)	(8,700)
Increase in accrued liabilities	8,317	19,181
Increase in customer deposits	20,000	-
Increase in related party payables	43,934	65,311
Net Cash Used In Operating Activities	(310,177)	(12,481)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of property and equipment	(19,500)	(112,519)
Net Cash Used In Investing Activities	(19,500)	(112,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from sale of common stock	680,000	125,000
Cash paid for note payable	(9,821)	-
Net Cash Provided By Financing Activities	670,179	125,000

Net Increase in Cash	340,502	-

Cash - Beginning of the Period	-	-

Cash - End of the Period	$340,502	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Cash paid for interest	$3,597	$241
cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicle by execution of a promissory note	$78,491	$-
Conversion of preferred stock into common stock	$8,000	$-
Issuance of Series A Preferred Stock in debt settlement	$-	$7,567
Forgiveness of debt	$-	$1,737

The accompanying notes are an integral part of these financial statements.

BLUEONE CARD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

BlueOne Card, Inc. (formerly known as Avenue South Ltd., TBSS International, Inc., Manneking Inc. or the “Company”), was incorporated on July 6, 2007 under the laws of the state of Nevada. The Company started its business as a retailer and importer of domestic home furnishings from Hong Kong. On September 30, 2011, the Company changed its name to TBSS International, Inc., which was engaged in gold mining and drilling and general construction. On April 26, 2019, Corporate Compliance, LLC filed a re-application for custodianship pursuant to NRS 78.347. The Eighth Judicial District Court of Clark County, Nevada granted custodianship over TBSS International, Inc. to Corporate Compliance, LLC. On October 15, 2019, the Company changed its name to Manneking Inc., and then on June 30, 2020 changed to BlueOne Card, Inc.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company. The financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. In the opinion of the Company’s management, the financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Risk and Uncertainty Concerning COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. We are currently monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behaviour intended to reduce its spread. If the coronavirus continues to progress, it could have a material negative impact on our results of operations and cash flow, in addition to the impact on its employees. We have concluded that while it is reasonably possible that the virus could have a negative impact on the results of operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of its assets, accounts payable, accrued liabilities and payable to related party. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

BLUEONE CARD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN (CONTINUED)

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has not yet generated any revenue and has suffered operating losses since July 6, 2007 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company recorded a net loss of $275,892 for the year ended March 31, 2021, used net cash flows in operating activities of $310,177, and has an accumulated deficit of $608,986 as of March 31, 2021. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. These accounting policies conform to GAAP in all material respects and have been consistently applied in preparing the accompanying financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and 2020, respectively.

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

Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability in accordance with US GAAP, when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the years ended March 31, 2021 and 2020, respectively.

Earnings (Loss) Per Common Share

The Company computes earnings (loss) per share in accordance with Accounting Standards Codification (“ASC”) ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. The Company computes Basic EPS by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2021 and 2020, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

BLUEONE CARD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BLUEONE CARD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Compensation

The Company accounts for equity-based transactions with non-employees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). The Company has established that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

The Company accounts for employee stock-based compensation in accordance with the guidance of ASC Topic 718, Compensation—Stock Compensation. Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized rateably over the requisite service period.

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

BLUEONE CARD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In December 2019, the (“FASB”) issued ASU Update 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 eliminates certain exceptions within ASC 740, “Income Taxes,” and clarifies certain aspects of ASC 740 to promote consistency among reporting entities. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company elected adoption of this standard on its financial statements and related disclosures effective January 1, 2021.

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its financial statements.

NOTE 3 – PREPAID DEPOSITS

Prepaid deposits consisted of the following:

	March 31, 2021	March 31, 2020
Prepaid rent	$5,759	$8,700
Prepaid cards inventory	49,313	-
Prepaid Business Identification Number	100,000	-
Total	$155,072	$8,700

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	March 31, 2021	March 31, 2020
Furniture and Fixtures	5 years	$112,519	$112,519
Vehicle	5 years	97,991	-
		210,510	112,519
Less: Accumulated depreciation		(46,337)	(7,501)
Total		$164,173	$105,018

Depreciation expense amounted to $38,836 and $7,501 for the years ended March 31, 2021 and 2020, respectively.

BLUEONE CARD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”), from time to time, provided advances to the Company for its working capital purposes. At March 31, 2021 and 2020, the Company had a payable to the CEO of $100,211 and $56,277, respectively. The funds advanced are unsecured, non-interest bearing, and due on demand.

On September 30, 2020, the CEO converted 8,000 shares of issued and outstanding Series A Preferred Stock of the Company into 8,000,000 shares of common stock pursuant to the conversion terms of its Certificate of Designation filed with the Secretary of State of Nevada (Note 8).

On December 1, 2020, the Company entered into an employment agreement with its Chief Executive Officer for a three-year term, for an annual compensation of $150,000. On December 22, 2020, the Company issued 1,000,000 shares of its common stock valued at $1,000 as an inducement (sign on bonus) to enter into the employment agreement (Note 8).

NOTE 6 – LOAN PAYABLE

On June 16, 2020, the Company entered into a financing arrangement to purchase a vehicle, and obtained a loan of $78,491, payable over a term of 72 months, interest bearing at 3.99%, with a monthly payment of principal and interest of $1,228.

	March 31, 2021	March 31, 2020
Loan payable	$68,670	$-
Less: Current portion	(12,212)	-
Loan Payable - Non-current portion	$56,458	$-

The amount of loan payments due in the next five years ended March 31, are as follows:

2022	$12,212
2022	12,699
2023	13,231
2024	13,762
2025	14,321
2026	2,445
Total	$68,670

The Company recorded interest expense on the loan of $2,455 and $0 for the years ended March 31, 2021 and 2020, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Office Lease

On October 30, 2019, the Company executed a non-cancellable operating lease for its principal office with the lease commencing November 1, 2019 for a period of 6 months and maturing on April 30, 2020. The Company paid a security deposit of $8,700 at the inception of the lease. The monthly rent of the lease was $8,700. The Company has recorded rent expense of $8,700 and $43,500 for this non-cancellable lease for its principal office for the years ended March 31, 2021 and 2020, respectively.

On August 27, 2020, the Company formally executed a month-to-month cancellable operating lease for leasing office space in an executive suite, commencing on September 1, 2020 for $259 per month. The Company paid a security deposit of $259 on September 7, 2020. The monthly rent increased to $279 effective January 1, 2021. The Company has recorded rent expense of $2,391 and $0 for the years ended March 31, 2021 and 2020, respectively.

On October 26, 2020, the Company executed a non-cancellable operating lease agreement for its principal office for a monthly rent of $5,500, with the lease commencing on November 1, 2020 for a period of 12 months. The Company paid a security deposit of $5,5000 on October 28, 2020. The Company has recorded rent expense of $27,500 and $0 for the years ended March 31, 2021 and 2020, respectively.

The Company has recorded total rent expense of $38,591 and $43,500 for the years ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, total future minimum annual lease payments under the operating lease were as follows:

For the years ended:	Amount
March 31, 2022	$38,500
March 31, 2023	-
March 31, 2024	-
March 31, 2025	-
March 31, 2026	-
Total	$38,500

The Company has considered the provisions of ASC 842 Topic 842 “Leases”. The Company has elected not to recognize lease assets and lease liabilities for leases with a term of 12 months or less, as it is permitted to make an accounting policy election. The Company has elected to record the rent expense on a straight-line basis rateable over the term of the lease.

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of March 31, 2021 and 2020, respectively.

BLUEONE CARD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at March 31, 2021 and 2020 was 500,000,000 authorized common shares with a par value of $0.001 per share, and 25,000,000 authorized preferred shares with a par value of $0.001 per share.

On June 30, 2020, the Company effected a reverse stock split (the “Reverse Split”) of its issued and outstanding common stock (the “Equity Instrument”). As a result of the Reverse Split, each (100) units of Equity Instrument issued and outstanding prior to the Reverse Split were converted into one (1) unit of Equity Instrument. The Reverse Split did not change the number of authorized shares or the par value of its common stock or preferred stock.

Common Stock

On April 25, 2020, an investor executed a stock subscription agreement to purchase 60,000 shares of common stock of the Company at $.50 per share. The investor paid $30,000 to the Company on April 25, 2020. The Company has issued 60,000 shares of common stock to the investor on April 28, 2020.

On September 1, 2020, an investor executed a stock subscription agreement to purchase 400,000 shares of common stock of the Company at $0.50 per share. The investor paid $200,000 to the Company on September 1, 2020. The Company issued 100,000 shares of common stock to the investor on September 9, 2020, and the remaining 300,000 shares of common stock were issued on September 15, 2020.

On September 30, 2020, the Chief Executive Officer of the Company converted 8,000 shares of issued and outstanding Series A Preferred Stock of the Company into 8,000,000 shares of common stock pursuant to the conversion terms of its Certificate of Designation filed with the Secretary of State of Nevada.

On December 1, 2020, the Company entered into an employment agreement with its Chief Executive Officer for a three-year term, for an annual compensation of $150,000. On December 22, 2020, the Company issued 1,000,000 shares of its common stock valued at $1,000 as an inducement (sign on bonus) to enter into the employment agreement (Note 5).

On December 9, 2020, the Company sold 30,000 shares of its common stock to an investor at a purchase price of $0.50 per share, and received a cash consideration of $15,000. The Company issued the common shares to the investor on December 22, 2020.

On December 21, 2020, the Company sold 10,000 shares of its common stock to an investor at a purchase price of $0.50 per share for a consideration of $5,000. The investor executed the stock subscription agreement on December 21, 2020. The Company issued the 10,000 common shares on December 22, 2020, and received the cash consideration of $5,000 on December 21, 2020, and the remaining $5,000 on January 6, 2021, for the sale common stock.

On December 23, 2020, the Company sold 10,000 shares of its common stock to an investor at a purchase price of $1.00 per share for a consideration of $10,000. The investor executed the stock subscription agreement on December 23, 2020. The Company issued the 10,000 common shares on December 29, 2020, and received the cash consideration of $10,000 on January 11, 2021, for the sale common stock.

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

On January 8, 2021, the Company sold 10,000 shares of its common stock to an investor at a purchase price of $1.00 per share for a consideration of $10,000. The investor executed the stock subscription agreement on January 8, 2021. The Company issued the 10,000 common shares on January 20, 2021, and received the cash consideration of $10,000 between January 20, 2021 and January 26, 2021, for the sale common stock.

On February 8, 2021, the Company sold 10,000 shares of its common stock to an investor at a purchase price of $1.00 per share for a consideration of $10,000. The investor executed the stock subscription agreement on February 8, 2021. The Company issued the 10,000 common shares on February 10, 2021, and received the cash consideration of $10,000 on February 10, 2021, for the sale common stock.

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 9,890,075 shares and 19,100 shares as of March 31, 2021 and 2020, respectively.

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

Designation

There are 1,000,000 shares of Series A Convertible Preferred Stock designated and 292,000 shares issued and outstanding as of March 31, 2021.

Liquidation Rights

In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, after setting apart or paying in full the preferential amounts due to Holders of senior capital stock, if any, the Holders of Series A Preferred Stock and parity capital stock, if any, shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the Holders of junior capital stock, including Common Stock, an amount equal to $0.001 per share [the “Liquidation Preference”]. If upon such liquidation, dissolution or winding up of the Corporation, the assets of the Corporation available for distribution to the Holders of the Series A Preferred Stock and parity capital stock, if any, shall be insufficient to permit in full the payment of the Liquidation Preference, then all such assets of the Corporation shall be distributed rateably among the Holders of the Series A Preferred Stock and parity capital stock, if any. Neither the consolidation or merger of the Corporation nor the sale, lease or transfer by the Corporation of all or a part of its assets shall be deemed a liquidation, dissolution or winding up of the Corporation for purposes of these Liquidation Rights.

Conversion Rights

Each share of Series A Convertible Preferred Stock shall be convertible, at the option of the Holder, into 1,000 (one thousand) fully paid and non-assessable shares of the Corporation’s Common Stock.

Voting Rights

The Holders of shares of Series A Convertible Preferred Stock shall be entitled to vote on any and all matters considered and voted upon by the Corporation’s Common Stock. The Holders of the Series A Convertible Preferred Stock shall be entitled to 1,000 (one thousand) votes per share of Common Stock.

Stock Splits, Dividends and Distributions

If the Corporation, at any time while any Series A Convertible Preferred Stock is outstanding, (a) shall pay a stock dividend or otherwise make a distribution or distributions on shares of its Common Stock payable in shares of its capital stock [whether payable in shares of its Common Stock or of capital stock of any class], (b) subdivide outstanding shares of Common Stock into a larger number of shares, (c) combine outstanding shares of Common Stock into a smaller number of shares. or (d) issue reclassification of shares of Common Stock for any shares of capital stock of the Corporation, the conversion ratio, as defined, shall be adjusted by multiplying the number of shares of Common Stock issuable by a fraction of which the numerator shall be the number of shares of Common Stock of the Corporation outstanding after such event and of which the denominator shall be the number of shares of Common Stock outstanding before such event. Any adjustment made pursuant to this paragraph (e)(iii) shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision, combination or reclassification.

On July 31, 2019, the Company issued 300,000 shares of Series A Convertible Preferred Stock to an entity affiliated with the Former Officer in consideration for the loans totalling $7,567. The Former Officer loaned additional funds to the Company totalling $1,737 which were forgiven by the Former Officer as of September 30, 2019 and deemed as additional paid-in capital. On October 7, 2019, an entity affiliated with the Former Officer of the Company entered into a private transaction with the Company’s CEO to sell 300,000 shares of Series A Convertible Preferred Stock.

On September 30, 2020, the Company cancelled 8,000 shares of Series A Preferred Stock pursuant to the conversion terms of its Certificate of Designation filed with the Secretary of State of Nevada. The cancelled preferred stock was converted into 8,000,000 shares of common stock per the conversion terms (Note 5).

Asa result of all preferred stock issuances, the total issued and outstanding shares of preferred stock were 292,000 and 300,000 shares as of March 31, 2021 and 2020, respectively.

BLUEONE CARD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

NOTE 9 – INCOME TAXES

Income tax expense for the years ended March 31, 2021 and 2020 is summarized as follows.

	March 31, 2021	March 31, 2020
Deferred:
Federal	$(76,897)	$(19,417)
State	—	—
Change in valuation allowance	76,897	19,417
Income tax expense (benefit)	$—	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2021	March 31, 2020
Tax at statutory tax rate	21%	21%
State taxes	—	—
Other permanent items	—	-1%
Valuation allowance	-21%	-20%
Income tax expense	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2021 and 2020, are as follows:

	March 31, 2021	March 31, 2020
Deferred tax assets:
Net operating loss carry forward	$76,897	$19,417
Total gross deferred tax assets	76,897	19,417
Less: valuation allowance	(76,897)	(19,417)
Net deferred tax assets	$—	$—

Deferred income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

BLUEONE CARD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

NOTE 9 – INCOME TAXES (CONTINUED)

At March 31, 2021 and 2020, the Company had accumulated net operating losses of approximately $603,000 and $329,800, respectively, for U.S. federal and Delaware income tax purposes available to offset future taxable incomes. The net operating losses generated in tax years prior to December 31, 2017, can be carry forward for twenty years, whereas the net operating losses generated after December 31, 2017 can be carry forward indefinitely. Management determined that it was unlikely that the Company’s deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

As of March 31, 2021 and 2020, the Company’s deferred income tax assets and valuation allowance were $76,897 and $19,417, respectively.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of March 31, 2021, tax years 2020, 2019, and 2018 remain open for examination by the Internal Revenue Service and the Nevada Division of Revenue. The Company has received no notice of audit from the Internal Revenue Service or the Nevada Division of Revenue for any of the open tax years.

BLUEONE CARD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through June 18, 2021, the date the financial statements were available to be issued, noting no items would impact the accounting for events or transactions in the current period or require additional disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year by and under the supervision of the Company’s principal executive officer (who is also the principal financial officer and sole director). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. There is only one officer and director of the Company, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer believes that the Company’s disclosure controls and procedures are not effective due to the following material weaknesses. We lacked the ability to have adequate segregation of duties in the financial statement preparation process. Further the Company did not maintain adequate documentation for review and supporting matters impacting financial reporting in gathering, analysing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Plan for Remediation of Material Weaknesses

Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

We believe that, since the date that we were made aware of our material weakness, we have improved our internal control over financial reporting by taking certain corrective steps that we believe minimize the likelihood of a recurrence. We have designed a disclosure controls and procedures regime pursuant to which our management has, among other things:

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

We continue to work with our structure in which we have an independent consultant, in order to continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. The remediation steps taken are subject to the Chief Executive Officer’s oversight. While management believes there have been significant improvements of internal controls over financial reporting during the year ended March 31, 2021, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to segregation of duties and maintaining adequate supporting documentation to substantiate the information reported in the financial statements which existed as of March 31, 2021, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

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

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the year ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, positions and ages of our current executive officers and directors. All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Title
James Koh*	53	President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors

*	Mr. Koh is the sole officer and director of the Company and its majority shareholder.

Our President, CEO, CFO and Chairman

Mr. Koh was appointed as an officer and director of the Company on October 7, 2019. Mr. Koh has extensive experience in the wireless telecommunications industry having worked for the past 16 years in R&D, manufacturing, and within senior management positions engaged in developing cellular phones for AT&T, T-Mobile, Telcel (Mexico), and Fido (Canada). From his role as the Chief Executive Officer of Tiger Stand Corp. from 2005 to 2017, he was engaged in sales, marketing, and operations management. Mr. Koh has been a private pilot and FAA licensed since 1990.

Associations with Companies with a Class of Securities Registered Pursuant to Section 12 or 15(d) of the Exchange Act

On November 1, 2017, American Standard Wallet, Inc. (now known as “Monetiva, Inc.”) (“ASW”), effected a change of control whereby then existing owner James Koh, the sole shareholder, officer and director of ASW, sold all 8,000,000 of his shares of ASW’s common stock to Mr. Pierre Sawaya. ASW accepted the resignation of Mr. Koh as the existing officer and director, electing a new officer and sole director Mr. Pierre Sawaya, upon issuance of the shares to Mr. Sawaya.

Mr. Sawaya founded EndlessOne Global Inc. in 2011 and served as its CEO until October 2016, and is no longer an officer, director, or owner of EndlessOne.

On May 17, 2017, James Koh was appointed as the sole director and officer of Golden Rush, Inc. Effective October 9, 2019, pursuant the settled Order between the SEC and Golden Rush, the registration of each class of Golden Rush’s securities registered pursuant to Section 12 of the Exchange Act was revoked.

Legal Proceedings

During the past ten years, none of the following events would apply to any of our directors or executive officers:

●	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

●	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

●	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

●	Engaging in any type of business practice; or

●	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

●	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

●	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

●	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

●	Any Federal or State securities or commodities law or regulation; or

●	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

●	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics.

During the period of this Report, the Company did not have in place an adopted Code of Ethics pursuant to rules described in Regulation S-K. During the period of this Report, the Company has had only one director and officer. During the period of this report, the Company had minimal operations or business and did not generate any revenues. During the period of this Report, the adoption of an Ethical Code would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. At such time as the Company commences more significant business operations, the current officers and directors will recommend that such a code be adopted.

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating, compensation committee, or audit committee of the board of directors. During the period of this Report, the Company has had only one person who served as the only director and officer. During the period of this report, the Company had no operations or business and did not receive any revenues or investment capital. At such time as the Company commences more significant business operations and/or has additional shareholders and a larger board of directors, the Company will propose creating committees of its board of directors, including a nominating, compensation, and an audit committee. Because there has been only one shareholder of the Company, there was no established process by which shareholders to the Company could nominate members to the Company’s board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company’s board of directors.

Beneficial Ownership Reporting Compliance – Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company and information involving securities transactions of which the Company is aware, none of the Company’s officers, directors and holders of more than 10% of the outstanding common stock of the Company failed to timely file reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2021.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table and related footnotes show the compensation paid to our named executive officers during the last fiscal year ended March 31, 2021, and information concerning all compensation paid for services rendered to us in all capacities for our last two fiscal years.

Name and Principal Position	Year- Ended	Salary($)	Stock Awards($)	All Other Compensation($)	Total($)
James Koh, President, CEO, and Chairman**	March 31, 2021	50,000	1,000	0	51,000
	March 31, 2020	0	0	0	0

** All compensation in the form of salary owed pursuant to the employment agreement has been unpaid and is being deferred by Mr. Koh. The Company intends to defer payment of executive’s salary compensation until the Company has sufficient amounts to fund both the Company’s operations and executive’s salary. Mr. Koh’s employment agreement awarded Mr. Koh 1,000,000 shares of Company’s common stock, which was valued at $1,000.

Employment Agreements

CEO Employment Agreement

On December 1, 2020, we entered into an Employment Agreement with James Koh, our President, CEO, Secretary, and Chairman. The initial term of the agreement is for three years and, if written notice is not provided within 90 days of the termination of each term, the term is automatically extended for an additional year term. The agreement may be terminated by either party upon 90 days’ prior written notice. Whether the agreement is terminated without “Cause,” for “Good Reason,” or for “Cause,” as defined in the agreement, determines what compensation is owed and when. There is also a 30-day cure period for any termination for “Cause,” as defined in the agreement. The agreement contains confidentiality, non-compete, and non-solicitation provisions.

As a bonus for entering into the agreement, Mr. Koh was issued 1,000,000 shares of our common stock and, in the event that the agreement is terminated prior to one year from the date of the agreement, Mr. Koh is obligated to return the shares to us. Pursuant to the agreement, Mr. Koh is entitled to an annual base salary of $150,000 and that amount is subject to an automatic 10% annual increase.

Pursuant to the agreement, Mr. Koh is entitled to bonuses, reimbursement of expenses, a vehicle allowance, four weeks of paid vacation, and other incentives.

This agreement does provide for payments to be made as a result of any “Change in Control,” as defined in the agreement, of us.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

At this time, our director does not receive cash compensation for serving as a member of our Board of Directors. The term of office for each Director is one year, or until his/her successor is elected at our annual meeting and qualified. The term of office for each of our officers is at the pleasure of the Board of Directors. The Board of Directors has no nominating, auditing committee or a compensation committee. Therefore, the selection of person or election to the Board of Directors was neither independently made nor negotiated at arm’s length.

During the fiscal year ended March 31, 2021, our sole director, and President and CEO, Mr. Koh, received no compensation for services provided as a director.

Limitation on Liability and Indemnification

The Nevada Revised Statutes limits or eliminates the personal liability of directors to corporations and their stockholders for monetary damages for breaches of directors’ fiduciary duties as directors.

The limitation of liability and indemnification provisions under the Nevada Revised Statues and in our governing documents may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. These provisions may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. However, these provisions do not limit or eliminate our rights, or those of any stockholder, to seek non-monetary relief such as injunction or rescission in the event of a breach of a director’s fiduciary duties. Moreover, the provisions do not alter the liability of directors under the federal securities laws. In addition, your investment may be adversely affected to the extent that, in a class action or direct suit, we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Equity Compensation Plan Information

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and footnotes thereto sets forth information regarding the number of shares of Common Stock beneficially owned by (i) each director and named executive officer of our Company, (ii) named executive officers, executive officers, and directors of the Company as a group, and (iii) each person known by us to be the beneficial owner of 5% or more of our issued and outstanding shares of Common Stock. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 9,890,075 shares of Common Stock outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following table is: 4695 MacArthur Court, Suite 1100, Newport Beach, CA 92660.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Named Executive Officers and Directors’
James Koh, President, CEO, Secretary, and Chairman	301,000,000	(2)	99.71%
Executive Officers, Named Executive Officers, and Directors as a Group (One Person)	301,000,000		99.71%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report.

(2)	Includes 292,000,000 shares issuable upon the conversion of 292,000 shares of Series A Convertible Preferred Stock owned by Mr. Koh.

Changes in Control

There are no arrangements known to us the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, for transactions with our executive officers and directors, please see the disclosure under “EXECUTIVE COMPENSATION” above.

On July 31, 2019, our former Chief Executive Officer (the “Former Officer”) loaned us $7,567 to pay the costs and expenses necessary to revive our business operations and to reinstate our charter with the State of Nevada, settling all past due accounts with our transfer agent and legal fees.

On July 31, 2019, we issued 300,000 shares of our Series A Convertible Preferred Stock to an entity affiliated with the Former Officer (the “Affiliated Entity”) in consideration for the loans totalling $7,567. The Former Officer loaned additional funds to us totalling $1,737 which were forgiven by the Former Officer.

On October 7, 2019, the Affiliated Entity entered into a private transaction with our current Chief Executive Officer to sell the 300,000 shares of Series A Convertible Preferred Stock owned by the Affiliated Entity.

On September 15, 2020, we made a deposit of $100,000 to the Program Manager 2020 to purchase prepaid debit cards. On February 8, 2021, we paid an additional payment of $49,313 to the Program Manager to purchase 10,000 debit cards.

On September 30, 2020, our Chief Executive Officer converted 8,000 shares of Series A Convertible Preferred Stock into 8,000,000 shares of our Common Stock.

Our CEO, from time to time, has provided advances to us for our working capital needs. We have recorded a payable to the CEO of $100,211 and $56,277 at March 31, 2021 and at March 31, 2020, respectively. The funds advanced are unsecured, non-interest bearing, and due on demand.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees incurred for the years ended March 31 2021 and 2020 for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	March 31, 2021	March 31, 2020
Audit Fees	$18,000	$12,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	$18,000	$12,000

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre- approval policies and procedures.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The financial statements filed as part of this report are listed in the index to financial statements at the beginning of this document.

(a) (2) Financial Statement Schedules. Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or the notes thereto.

(a) (3) Exhibits. The exhibits are either filed with this report or incorporated by reference into this report. Exhibit numbers. See (b) Exhibits, which follow.

(b) Exhibits.

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation dated July 6, 2007
3.2(2)	Certificate of Amendment dated October 22, 2019
3.3(2)	Certificate of Amendment dated June 22, 2020
3.4(2)	Bylaws
4.1(2)	Certificate of Designation for Series A Preferred Stock
10.1(2)	Agreement to Partially Convert Series A Convertible Preferred Stock to Common Stock
10.2(2)†	Employment Agreement dated December 1, 2020 with Mr. James Koh
10.3(2)(3)	Reseller Agreement dated April 15, 2020 with EndlessOne Global Inc.
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

†	Management contract or compensatory plan

(1)	Filed as Exhibit 3.1 to the Company’s Form S-1/A filed with the Commission on July 28, 2010 under Commission File No. 333-168346
(2)	Filed as an exhibit to the Company’s Form 10 filed with the Commission on December 29, 2020 under Commission File No. 000-56060
(3)	Portions of the exhibit have been omitted

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized

BlueOne Card, Inc.

Date: June 21, 2021	By:	/s/ James Koh
James Koh
Chief Executive Officer and Chief Financial Officer (Principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ James Koh	Director	June 21, 2021
James Koh

