Form 10-Q
period 2021-06-30
BlueOne Card, Inc.
filed 2021-08-05
CIK 1496690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-56060

BlueOne Card, Inc.

(Exact name of small business issuer as specified in its charter)

nevada	26-0478989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4695 MacArthur Court, Suite 1100

Newport Beach, CA 92660

(Address of principal executive offices)

(800) 210-9755

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at August 5, 2021 was 9,948,075.

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-Q. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

ii

PART I.

Item 1. Financial Statements.

BLUEONE CARD, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2021	March 31, 2021
ASSETS
Current Assets
Cash	$264,769	$340,502
Prepaid deposits	156,300	155,072
Total Current Assets	421,069	495,574

Property and Equipment, net	153,648	164,173
Total Assets	$574,717	$659,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	$21,171	$27,498
Related party payables	133,293	100,211
Customer deposits	20,000	20,000
Loan payable, current portion	12,335	12,212
Total Current Liabilities	186,799	159,921

Loan payable, non-current portion	53,332	56,458

Total Liabilities	240,131	216,379

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized, 292,000 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	292	292
Common stock, $0.001 par value; 500,000,000 shares authorized, 9,890,075 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively	9,890	9,890
Additional paid in capital	1,042,172	1,042,172
Accumulated deficit	(717,768)	(608,986)
Total Stockholders’ Equity	334,586	443,368

Total Liabilities and Stockholders’ Equity	$574,717	$659,747

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,
	2021	2020

Net Revenues	$-	$-

Operating Expenses
Legal and filing fees	5,327	2,405
Rent	17,337	8,700
General and administrative	85,394	10,796
Total Operating Expenses	108,058	21,901

Loss from Operations	(108,058)	(21,901)

Other Income (Expense)
Interest expense	(724)	(594)
Total Other Income (Expense)	(724)	(594)

Loss before Income Taxes	(108,782)	(22,495)

Provision for Income Tax	-	-

Net Loss	$(108,782)	$(22,495)

Basic and Diluted Net Loss Per Share	$(0.01)	$(1.15)

Weighted Average Number of Shares Outstanding - Basic and Diluted	9,890,075	19,515

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2021

	Preferred Stock		Common Stock **		Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - March 31, 2021	292,000	$292	9,890,075	$9,890	$1,042,172	$(608,986)	$443,368
Net loss	-	-	-	-	-	(108,782)	(108,782)
Balance - June 30, 2021	292,000	292	9,890,075	9,890	1,042,172	(717,768)	334,586

Three Months Ended June 30, 2020

	Preferred Stock		Common Stock **		Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - March 31, 2020	300,000	$300	19,100	$19	$371,035	$(333,094)	$38,260
Sale of common stock	-	-	600	1	29,999	-	30,000
Net loss	-	-	-	-	-	(22,495)	(22,495)
Balance - June 30, 2020	300,000	$300	19,700	$20	$401,034	$(355,589)	$45,765

**	Common stock adjusted to reflect 1:100 reverse stock splits effected on October 15, 2019 and June 30, 2020.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net Loss	$(108,782)	$(22,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,525	7,259
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid deposits	(1,228)	8,700
Decrease in accrued liabilities	(6,327)	(1,181)
Increase (Decrease) in related party payables	33,082	(1,813)
Net Cash Used in Operating Activities	(72,730)	(9,530)

Cash Flows From Investing Activities:
Cash paid for purchase of property and equipment	-	(19,500)
Net Cash Used In Investing Activities	-	(19,500)

Cash Flows From Financing Activities:
Cash proceeds from sale of common stock	-	30,000
Cash paid for note payable	(3,003)	(970)
Net Cash (Used In) Provided By Financing Activities	(3,003)	29,030

Net Decrease in Cash	(75,733)	-

Cash - Beginning of the Period	340,502	-

Cash - End of the Period	$264,769	$-

Supplemental Disclosures of Cash Flows
Cash paid for interest	$724	$257
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Purchase of vehicle by execution of a promissory note	$-	$78,491

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

General

The unaudited condensed financial statements of BlueOne Card, Inc. (“BlueOne” or the “Company”) as of June 30, 2021 and for the three months ended June 30, 2021 and 2020 should be read in conjunction with the financial statements for the year ended March 31, 2021 and 2020, respectively. BlueOne (formerly known as Avenue South Ltd., TBSS International, Inc., or Manneking Inc.), was incorporated on July 6, 2007 under the laws of the state of Nevada. The Company started its business as a retailer and importer of domestic home furnishings from Hong Kong. On September 30, 2011, the Company changed its name to TBSS International, Inc., which was engaged in gold mining and drilling and general construction. On April 26, 2019, Corporate Compliance, LLC filed a re-application for custodianship pursuant to Nevada Revised Statutes NRS 78.347. The Eighth Judicial District Court of Clark County, Nevada granted custodianship over TBSS International, Inc. to Corporate Compliance, LLC. On October 15, 2019, the Company changed its name to Manneking Inc., and then to BlueCard One, Inc. on June 30, 2020.

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

Basis of Presentation

The interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company. The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. The interim condensed financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These interim condensed financial statements, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2021 and 2020; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed financial statements, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period.

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has not yet generated any revenue and has suffered operating losses since July 6, 2007 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $108,782 for the three months ended June 30, 2021, used net cash flows in operating activities of $72,730, and has an accumulated deficit of $717,768 as of June 30, 2021. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The interim condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and March 31, 2021, respectively.

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

Long-lived Assets

In accordance with Accounting Standards Codification (“ASC”) ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three months ended June 30, 2021 and 2020, respectively.

Earnings (Loss) Per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. The Company computes Basic EPS by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2021 and March 31, 2021, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

The Company’s financial instruments consist principally of prepaid deposits, accrued liabilities and customer deposits. The Company believes that the recorded values of all the financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

NOTE 3 – PREPAID DEPOSITS

Prepaid deposits consisted of the following:

	June 30, 2021	March 31, 2021
Prepaid rent	$5,759	$5,759
Prepaid automobile lease payment	1,228	-
Prepaid cards inventory	49,313	49,313
Prepaid Business Identification Number	100,000	100,000
Total	$156,300	$155,072

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	June 30, 2021	March 31, 2021
Furniture and Fixtures	5 years	$112,519	$112,519
Vehicles	5 years	97,991	97,991
		210,510	210,510
Less: Accumulated depreciation		(56,862)	(46,337)
Total		$153,648	$164,173

Depreciation expense amounted to $10,525 and $7,259 for three months ended June 30, 2021 and 2020, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”), from time to time, provided advances to the Company for its working capital purposes. The CEO had advanced funds to the company totaling $45,793 and $50,211 as of June 30, 2021 and March 31, 2021, respectively. The funds advanced are unsecured, non-interest bearing, and due on demand.

On December 1, 2020, the Company entered into an employment agreement with its CEO for a three-year term, for an annual compensation of $150,000. On December 22, 2020, the Company issued 1,000,000 shares of its common stock to its CEO, valued at $1,000 as an inducement (sign-on bonus) to enter into the employment agreement (Note 8). The Company has recorded compensation expense of $37,500 and $0 for the three months ended June 30, 2021 and 2020, respectively. Compensation payable to the CEO was $87,500 and $50,000 as of June 30, 2021 and March 31, 2021, respectively.

The Company has recorded a total payable to the CEO of $133,293 and $100,211 as of June 30, 2021 and March 31, 2021, respectively.

NOTE 6 – LOAN PAYABLE

On June 16, 2020, the Company entered into a financing arrangement to purchase a vehicle, and obtained a loan of $78,491, payable over a term of 72 months, interest bearing at 3.99%, with a monthly payment of principal and interest of $1,228.

	June 30, 2021	March 31, 2021
Loan payable	$65,667	$68,670
Less: Current portion	(12,335)	(12,212)
Loan Payable - Non-current portion	$53,332	$56,458

The amount of loan payments due in the next five years ended March 31, are as follows:

2022 (Remainder)	$9,210
2023	12,699
2024	13,231
2025	13,762
2026	14,321
Thereafter	2,444
Total	$65,667

The Company recorded interest expense on the loan of $681 and $257 for the three months ended June 30, 2021 and 2020, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Office Lease

On October 30, 2019, the Company executed a non-cancellable operating lease for its principal office with the lease commencing November 1, 2019 for a period of 6 months and maturing on April 30, 2020. The Company paid a security deposit of $8,700 at the inception of the lease. The monthly rent of the lease was $8,700. The Company has recorded rent expense of $0 and $8,700 for this non-cancellable lease for its principal office for the three months ended June 30, 2021 and 2020, respectively.

On August 27, 2020, the Company formally executed a month-to-month cancellable operating lease for leasing office space in an executive suite, commencing on September 1, 2020 for $259 per month. The Company paid a security deposit of $259 on September 7, 2020. The monthly rent increased to $279 effective January 1, 2021. The Company has recorded rent expense of $837 and $0 for the three months ended June 30, 2021 and 2020, respectively.

On October 26, 2020, the Company executed a non-cancellable operating lease agreement for its principal office for a monthly rent of $5,500, with the lease commencing on November 1, 2020 for a period of 12 months. The Company paid a security deposit of $55,000 on October 28, 2020. The Company has recorded rent expense of $16,500 and $0 for the three months ended June 30, 2021 and 2020, respectively.

The Company has recorded total rent expense of $17,337 and $8,700 for the three months ended June 30, 2021 and 2020, respectively.

Rent commitment of the Company for the year ended:

March 31, 2022	$22,000
Total	$22,000

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of June 30, 2021 and March 31, 2021, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at June 30, 2021 and March 31, 2021 was 500,000,000 authorized common shares with a par value of $0.001 per share, and 25,000,000 authorized preferred shares with a par value of $0.001 per share.

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

Common Stock

The Company did not issue or sell any common stock during the three months ended June 30, 2021. As a result, the total issued and outstanding shares of common stock were 9,890,075 shares as of June 30, 2021 and March 31, 2021, respectively.

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

Series A Preferred Stock

There are 1,000,000 shares of Series A Preferred Stock designated and 292,000 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively.

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

As a result of all preferred stock issuances, the total issued and outstanding shares of preferred stock were 292,000 and 292,000 shares as of June 30, 2021 and March 31, 2021, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this Report, the date the financial statements were available to be issued, noting the following items that would impact the accounting for events or transactions in the current period or require additional disclosure.

On August 2, 2021, the Company sold its first set of 2,500 debit cards to a customer plus charged a one-time set up fee of $3,500, for a total cash consideration of $19,500 and recorded its first revenues since the commencement of its business plan.

From July 1, 2021 to August 4, 2021, the Company sold through a private placement, 58,000 shares of its common stock to 27 investors for a total cash consideration of $116,000.

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

Reseller Agreement with EndlessOne Global, Inc.

Effective August 15, 2020, we entered into the Authorized Reseller Agreement with the Program Manager (the “Reseller Agreement”) pursuant to which we have agreed to be a reseller or an independent sales representative of the Program Manager and its products and the Program Manager has agreed to support our reselling efforts. The term of the Reseller Agreement is for 24 months. The Reseller Agreement does not provide exclusivity and there are no volume sales requirements pertaining to our reselling efforts. The Reseller Agreement is renewable by mutual consent of each of the parties for one-year terms unless either party provides written notice to the other party at least 90 days prior to the termination of the term of the Reseller Agreement. The Reseller Agreement may be terminated by either party upon a material breach of either party with the non-breaching party providing written notice to the breaching party and the breach remaining uncured with 60 days of the notice. The Reseller Agreement may also be terminated by either party by written notice if either party ceases to carry on as a going concern, becomes the object of the institution of voluntary or involuntary proceedings in bankruptcy, insolvency, or liquidation, makes an assignment for the benefit of creditors, or if a receiver is appointed with respect to all or a substantial part of its assets.

2 https://en.wikipedia.org/wiki/Unbanked#:~:text=The%20unbanked%20in%20the%20United%20States,-The%20unbanked%20are&text=The%20Federal%20Reserve%20estimated%20there,state%20Mississippi%2C%20at%2016.4%25

Our Unique Platform

Through our relationship with our Program Manager, we provide a unique platform different from other competitors. Unlike many other institutions and companies who only do card to card transfer domestically, our General Purpose Reloadable (“GPR”) GPR BlueOne prepaid card can instantly transfer money from card to card across the border through our mobile application, which will be available during Fall of 2021. Consumers who receive the card-to-card transfer can easily cash out the money at any Automated Teller Machines (“ATM”) in the world. Thus, using our platform, consumers can save time, as well as enjoy reasonable foreign exchange rate cost.

Our Principal Products and Services

Through our relationship with our Program Manager, we offer GPR prepaid cards that provide consumer benefits such as no overdraft fees, no interest fees, virtual bank accounts, and free direct deposit.

Some of the benefits of our GPR BlueOne prepaid cards are as follows:

●	Our mobile platform will be available in Fall of 2021 for iOS devices (Apple), android, and windows (Microsoft).

●	We provide a Global Remittance Network (“GRN”) meaning that we can connect any proprietary accounts or card systems to other systems worldwide.

●	Free checking account and check books.

●	We believe our GPR BlueOne prepaid cards will be distributed throughout liquor stores and easily obtainable online at www.blueonecard.com as well.

●	Dynamic CVV function.

●	Lock and unlock credit card access with SAFE technology. Consumers can instantly lock and unlock their cards via text (SMS).

●	Free checking account.

●	Direct deposit of checks via our mobile application.

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

Use of Estimates

Financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management estimates include the estimated collectability of its accounts receivable, the valuation of long-lived assets, warranty reserves, the assumptions used to calculate derivative liabilities, assumptions used to value equity instruments issued for financing and compensation, and the valuation of deferred tax assets. Actual results could differ from those estimates.

Recent Accounting Pronouncements

See Note 1 of Notes to the Financial Statements contained in this Form 10-Q for management’s discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020 (Unaudited)

Revenue

We had reported no revenues for the three months ended June 30, 2021 and 2020, respectively.

Cost of Sales

We had reported no cost of sales for the three months ended June 30, 2021 and 2020, respectively.

Operating Expenses

Legal & Filing Fees

Legal and filing fees consisted of fees incurred by the Company in preparing and filing the regulatory reports with the Securities and Exchange Commission. The Company recorded legal and filing fees of $5,327 and $2,405 for the three months ended June 30, 2021 and 2020, respectively. The increase in legal fees primarily resulted due to the preparation of legal documents for capital raise during the three months ended June 30, 2021.

Rent

The Company recorded rent expense of $17,337 and $8,700 for the three months ended June 30, 2021 and 2020, respectively. The increase in rent expense for the three months ended June 30, 2021 resulted due to the Company leasing an office facility in November 2020 and recording three months’ rent to manage its business operations, whereas, for the three months ended June 30, 2020, the Company’s office lease term matured in April 2020 and it recorded only one month rent in that quarter.

General & Administrative Expenses

General and administrative expenses (“G&A”) primarily included accounting, consulting and professional fees, officer’s compensation and payroll taxes, depreciation, dues and subscriptions, and other administrative expenses. For the three months ended June 30, 2021, we incurred G&A of $85,394 as compared to $10,796 for the same comparable period of 2020. The increases in G&A were primarily due to the Company engaging accountants, consultants, Edgarizing and filing fees, payroll and other administrative expenses to expand its infrastructure and operations.

Other Income (Expense)

Other income and expenses include interest expense relating to the financing the purchase of Company vehicle. We reported interest expense of $724 and $594 for the three months ended June 30, 2021 and 2020, respectively.

Net Loss

We reported a net loss of $108,782 for the three months ended June 30, 2021 as compared to a net loss of $22,495 for the same comparable period in 2020. The increase in the net loss was primarily due to the increase in operating expenses incurred by us.

Liquidity and Capital Resources

Liquidity and Capital Resources for the three months ended June 30, 2021 compared to the three months ended June 30, 2020

	June 30, 2021	June 30, 2020
Summary of Cash Flows:
Net cash used by operating activities	$(72,730)	$(9,530)
Net cash used by investing activities	-	(19,500)
Net cash provided by financing activities	(3,003)	29,030
Net decrease in cash	(75,733)	-
Cash – Beginning of the period	340,502	-
Cash – End of the period	$264,769	$-

Operating Activities

Cash used in operating activities of $72,730 for the three months ended June 30, 2021 was primarily a result of our net loss of $108,782, depreciation of $10,525, and an increase in operating assets and liabilities of $25,527 due to increase in prepaid deposits of $1,228, increase in related party payable of $33,082, offset by decrease in accrued liabilities of $6,327. Cash used in operating activities of $9,530 for the three months ended June 30, 2020 resulted primarily due to our net loss of $22,495, depreciation of $7,259, and decrease in operating assets of $5,706 due to decrease in prepaid deposits of $8,700, decrease in accrued liabilities of $1,181, and decrease in related party payable of $1,813.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2021 was $0. Net cash used in investing activities for the three months ended June 30, 2020 was $19,500 as a result of down payment paid for purchase of vehicle.

Financing Activities

Net cash used in financing activities for the three months ended June 30, 2021 was $3,003 consisting of cash paid for the loan payable for purchase of vehicle. Net cash provided by financing activities for the three months ended June 30, 2020 was $29,030 consisting of net cash proceeds of $30,000 received from the sale of our common stock offset by cash of $970 paid towards the loan payable for purchase of vehicle.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the three months ended June 30, 2021, we had incurred a net loss of $108,782, had net cash used in operating activities of $72,730, and accumulated deficit of $717,768. These matters raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Our management plans to provide for our capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

While our significant accounting policies are described in more details in Note 2 of our annual financial statements included in our 2020 Annual Report filed with the SEC on June 21, 2021, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Impact of COVID-19

During the three months ended June 30, 2021, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the three months ended June 30, 2021 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Currently, there is only one officer and one director, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer believes that the Company’s disclosure controls and procedures are not effective as of June 30, 2021 due to the following material weaknesses. We lacked the ability to have adequate segregation of duties in the financial statement preparation process. Further the Company did not maintain adequate documentation for review and supporting matters impacting financial reporting in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

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

We continue to work with our structure in which we have an independent consultant, in order to continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. The remediation steps taken are subject to the Chief Executive Officer’s oversight. While management believes there have been significant improvements of internal controls over financial reporting during the quarter ended June 30, 2021, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to segregation of duties and maintaining adequate supporting documentation to substantiate the information reported in the financial statements which existed as of June 30, 2021, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

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

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 5. Other Information.

On August 2, 2021, we sold its first set of 2,500 debit cards to a customer plus one time set up fees of $3,500, for $19,500 and recorded our first revenues since the commencement of our business plan. We are no longer considered a “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

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

BlueOne Card, Inc.

Date:	August 5, 2021	/s/ James Koh
James Koh (Principal Executive Officer and Principal Accounting Officer)

