Form 10-Q
period 2021-09-30
BlueOne Card, Inc.
filed 2021-11-12
CIK 1496690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at November 10, 2021 was 9,952,075.

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

ii

PART I.

Item 1. Financial Statements.

BLUEONE CARD, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2021	March 31, 2021
ASSETS
Current Assets
Cash	$270,823	$340,502
Prepaid deposits	159,936	155,072
Total Current Assets	430,759	495,574

Property and Equipment, net	143,122	164,173
Total Assets	$573,881	$659,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	$22,777	$27,498
Related party payables	161,207	100,211
Customer deposits	20,000	20,000
Loan payable, current portion	13,472	12,212
Total Current Liabilities	217,456	159,921

Loan payable, non-current portion	50,175	56,458

Total Liabilities	267,631	216,379

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized, 292,000 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	292	292
Common stock, $0.001 par value; 500,000,000 shares authorized, 9,952,075 and 9,890,075 shares issued and outstanding at September 30, 2021 and March 31, 2021, respectively	9,952	9,890
Additional paid in capital	1,166,110	1,042,172
Accumulated deficit	(870,104)	(608,986)
Total Stockholders’ Equity	306,250	443,368

Total Liabilities and Stockholders’ Equity	$573,881	$659,747

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months ended September 30,		For the Six Months ended September 30,
	2021	2020	2021	2020

Revenues	$19,750	$-	$19,750	$-

Cost of sales	12,328	-	12,328	-

Gross Profit	7,422	-	7,422	-

Operating Expenses
Legal and filing fees	3,131	7,925	8,458	10,330
Rent	17,337	777	34,674	9,477
General and administrative	138,856	48,070	224,250	58,866
Total Operating Expenses	159,324	56,772	267,382	78,673

Loss from Operations	(151,902)	(56,772)	(259,960)	(78,673)

Other Income (Expense)
Interest expense	(434)	(1,288)	(1,158)	(1,882)
Total Other Income (Expense)	(434)	(1,288)	(1,158)	(1,882)

Loss before Income Taxes	(152,336)	(58,060)	(261,118)	(80,555)

Provision for Income Tax	-	-	-	-

Net Loss	$(152,336)	$(58,060)	$(261,118)	$(80,555)

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.63)	$(0.03)	$(1.45)

Weighted Average Number of Shares Outstanding - Basic and Diluted	9,928,162	91,439	9,904,614	55,674

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2021

	Preferred Stock		Common Stock **		Additional Paid-in	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - June 30, 2021	292,000	$292	9,890,075	$9,890	$1,042,172	$(717,768)	$334,586
Sale of common stock	-	-	62,000	62	123,938	-	124,000
Net loss	-	-	-	-	-	(152,336)	(152,336)
Balance - September 30, 2021	292,000	$292	9,952,075	$9,952	$1,166,110	$(870,104)	$306,250

Six Months Ended September 30, 2021

	Preferred Stock		Common Stock **		Additional Paid-in	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - March 31, 2021	292,000	$292	9,890,075	$9,890	$1,042,172	$(608,986)	$443,368
Sale of common stock	-	-	62,000	62	123,938	-	124,000
Net loss	-	-	-	-	-	(261,118)	(261,118)
Balance - September 30, 2021	292,000	$292	9,952,075	$9,952	$1,166,110	$(870,104)	$306,250

Three Months Ended September 30, 2020

	Preferred Stock		Common Stock **		Additional Paid-in	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - June 30, 2020	300,000	$300	19,700	$20	$401,034	$(355,589)	$45,765
Sale of common stock	-	-	400,000	400	199,600	-	200,000
Conversion of preferred stock to common stock	(8,000)	(8)	8,000,000	8,000	(7,992)	-	-
Net loss	-	-	-	-	-	(58,060)	(58,060)
Balance - September 30, 2020	292,000	$292	8,419,700	$8,420	$592,642	$(413,649)	$187,705

Six Months Ended September 30, 2020

	Preferred Stock		Common Stock **		Additional Paid-in	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - March 31, 2020	300,000	$300	19,100	$19	$371,035	$(333,094)	$38,260
Sale of common stock	-	-	400,600	401	229,599	-	230,000
Conversion of preferred stock to common stock	(8,000)	(8)	8,000,000	8,000	(7,992)	-	-
Net loss	-	-	-	-	-	(80,555)	(80,555)
Balance - September 30, 2020	292,000	$292	8,419,700	$8,420	$592,642	$(413,649)	$187,705

**	Common stock adjusted to reflect 1:100 reverse stock splits effected on October 15, 2019 and June 30, 2020.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(261,118)	$(80,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,050	17,785
Changes in operating assets and liabilities:
(Increase) in prepaid deposits	(4,864)	(92,077)
(Decrease) Increase in accrued liabilities	(4,720)	3,318
Increase in related party payables	60,996	785
Net Cash Used in Operating Activities	(188,656)	(150,744)

Cash Flows from Investing Activities:
Cash paid for purchase of property and equipment	-	(19,500)
Net Cash Used In Investing Activities	-	(19,500)

Cash Flows from Financing Activities:
Cash proceeds from sale of common stock	124,000	230,000
Cash paid for note payable	(5,023)	(3,883)
Net Cash Provided By Financing Activities	118,977	226,117

Net (Decrease) Increase in Cash	(69,679)	55,873

Cash - Beginning of the Period	340,502	-

Cash - End of the Period	$270,823	$55,873

Supplemental Disclosures of Cash Flows:
Cash paid for interest	$1,158	$1,882
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Conversion of preferred stock to common stock	$-	$8,000
Purchase of vehicle by execution of a promissory note	$-	$78,491

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

General

The unaudited condensed financial statements of BlueOne Card, Inc. (“BlueOne” or the “Company”) as of September 30, 2021 and for the three months and six months ended September 30, 2021 and 2020 should be read in conjunction with the financial statements for the years ended March 31, 2021 and 2020, respectively. BlueOne (formerly known as Avenue South Ltd., TBSS International, Inc., or Manneking Inc.), was incorporated on July 6, 2007 under the laws of the state of Nevada. The Company started its business as a retailer and importer of domestic home furnishings from Hong Kong. On September 30, 2011, the Company changed its name to TBSS International, Inc., which was engaged in gold mining and drilling and general construction. On April 26, 2019, Corporate Compliance, LLC filed a re-application for custodianship pursuant to Nevada Revised Statutes NRS 78.347. The Eighth Judicial District Court of Clark County, Nevada granted custodianship over TBSS International, Inc. to Corporate Compliance, LLC. On October 15, 2019, the Company changed its name to Manneking Inc., and then to BlueCard One, Inc. on June 30, 2020.

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

Basis of Presentation

The interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company. The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. The interim condensed financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These interim condensed financial statements, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2021 and 2020; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed financial statements, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period.

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has generated minimal revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $261,118 for the six months ended September 30, 2021, used net cash flows in operating activities of $188,656, and has an accumulated deficit of $870,104 as of September 30, 2021. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The interim condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and March 31, 2021, respectively.

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

Long-lived Assets

In accordance with Accounting Standards Codification (“ASC”) ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three months and six months ended September 30, 2021 and 2020, respectively.

Earnings (Loss) Per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. The Company computes Basic EPS by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2021 and March 31, 2021, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

Revenue Recognition

The Company recognizes revenues when the product is delivered to the customer, and the ownership/control is transferred. The Company’s revenue recognition policy is based on the revenue recognition criteria established under the Financial Accounting Standards Board – Accounting Standards Codification 606 “Revenue From Contracts With Customers” which has established a five-step process to govern contract revenue and satisfy each element is as follows: (1) Identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as you satisfy a performance obligation. The Company records the revenue once all the above steps are completed.

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

NOTE 3 – PREPAID DEPOSITS

Prepaid deposits consisted of the following:

	September 30, 2021	March 31, 2021
Prepaid rent	$5,759	$5,759
Prepaid deposit for loading cards	17,192	-
Prepaid cards inventory	36,985	49,313
Prepaid Business Identification Number	100,000	100,000
Total	$159,936	$155,072

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	September 30, 2021	March 31, 2021
Furniture and Fixtures	5 years	$112,519	$112,519
Vehicles	5 years	97,991	97,991
		210,510	210,510
Less: Accumulated depreciation		(67,388)	(46,337)
Total		$143,122	$164,173

Depreciation expense amounted to $10,525 and $21,050 for the three months and six months ended September 30, 2021 as compared to $10,525 and $17,785, for the three months and six months ended September 30, 2020, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”), from time to time, has provided advances to the Company for its working capital purposes. The CEO had advanced funds to the company totalling $36,207 and $50,211 as of September 30, 2021 and March 31, 2021, respectively. The funds advanced are unsecured, non-interest bearing, and due on demand.

On December 1, 2020, the Company entered into an employment agreement with its CEO for a three-year term, for an annual compensation of $150,000. On December 22, 2020, the Company issued 1,000,000 shares of its common stock to its CEO, valued at $1,000 as an inducement (sign-on bonus) to enter into the employment agreement (Note 8). The Company has recorded compensation expense of $37,500 and $75,000 for the three months and six months ended September 30, 2021, and $0 and $0 for the three months and six months ended September 30, 2020, respectively. Compensation payable to the CEO was $125,000 and $50,000 as of September 30, 2021 and March 31, 2021, respectively.

The Company has recorded a total payable to the CEO of $161,207 and $100,211 as of September 30, 2021 and March 31, 2021, respectively.

NOTE 6 – LOAN PAYABLE

On June 16, 2020, the Company entered into a financing arrangement to purchase a vehicle, and obtained a loan of $78,491, payable over a term of 72 months, interest bearing at 3.99%, with a monthly payment of principal and interest of $1,228.

	September 30, 2021	March 31, 2021
Loan payable	$63,647	$68,670
Less: Current portion	(13,472)	(12,212)
Loan Payable - Non-current portion	$50,175	$56,458

The amount of loan payments due in the next five years ended March 31, are as follows:

2022 (Remainder)	$7,189
2023	12,699
2024	13,231
2025	13,762
2026	14,321
Thereafter	2,444
Total	$63,646

The Company recorded interest expense on the loan of $434 and $1,331 for the three months and six months periods ended September 30, 2021, and $770 and $1,027 for the three months and six months periods ended September 30, 2020, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Office Lease

On October 30, 2019, the Company executed a non-cancellable operating lease for its principal office with the lease commencing November 1, 2019 for a period of 6 months and maturing on April 30, 2020. The Company paid a security deposit of $8,700 at the inception of the lease. The monthly rent of the lease was $8,700. The Company has recorded rent expense of $0 and $0 and $8,700 for this non-cancellable lease for its principal office for the three months and six months periods ended September 30, 2021, and $0 and $8,700 for the three months and six months periods ended September 30, 2020, respectively.

On August 27, 2020, the Company formally executed a month-to-month cancellable operating lease for leasing office space in an executive suite, commencing on September 1, 2020 for $259 per month. The Company paid a security deposit of $259 on September 7, 2020. The monthly rent increased to $279 effective January 1, 2021. The Company has recorded rent expense of $837 and $1,674 for the three months and six months periods ended September 30, 2021, and $777 and $777 for the three months and six months periods ended September 30, 2020, respectively.

On October 26, 2020, the Company executed a non-cancellable operating lease agreement for its principal office for a monthly rent of $5,500, with the lease commencing on November 1, 2020 for a period of 12 months. The Company paid a security deposit of $55,000 on October 28, 2020. The Company has recorded rent expense of $16,500 and $33,000 for the three months and six months periods ended September 30, 2021.

The Company has recorded total rent expense of $17,337 and $34,674 for the three months and six months periods ended September 30, 2021, and $777 and $9,477 for the three months and six months ended September 30, 2020, respectively.

Rent commitment of the Company for the year ended:

March 31, 2022	$5,500
Total	$5,500

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of September 30, 2021 and March 31, 2021, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at September 30, 2021 and March 31, 2021 was 500,000,000 authorized common shares with a par value of $0.001 per share, and 25,000,000 authorized preferred shares with a par value of $0.001 per share.

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

Common Stock

During the six months ended September 30, 2021, the Company sold 62,000 shares of common stock to 30 investors for a total consideration of $124,000. As a result, the total issued and outstanding shares of common stock were 9,952,075 shares as of September 30, 2021 and 9,890,075 shares of common stock at March 31, 2021, respectively.

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

Series A Preferred Stock

There are 1,000,000 shares of Series A Preferred Stock designated and 292,000 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively.

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

As a result of all preferred stock issuances, the total issued and outstanding shares of preferred stock were 292,000 shares as of September 30, 2021 and March 31, 2021, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this Report, the date the financial statements were available to be issued, noting no items that would impact the accounting for events or transactions in the current period or require additional disclosure.

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

Overview

BlueOne Card Inc., a Nevada corporation (the “Company”), through our relationship with our program manager, EndlessOne Global, Inc., a Nevada corporation (the “Program Manager”), is a reseller of an all-in-one branded card with numerous user benefits. Through our relationship with our Program Manager, we are a FinTech company aiming to provide innovative pay out solutions and prepaid cards to consumers. Unlike other prepaid card distributors and companies, we specifically aim to target those who are unbanked, or non-bankable and who have needs crossing international borders.

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

Results of Operations for the Three Months and Six Months Ended September 30, 2021 Compared to the Three Months and Six Months Ended September 30, 2020 (Unaudited)

Revenue

During the three months and six months ended September 30, 2021, we sold our first set of 2,500 debit cards to a customer plus charged a one-time set up fee of $3,500, for a total cash consideration of $19,750 and recorded our first revenues since the commencement of our business plan. We did not record any revenues during the three months and six months ended September 30, 2020.

Cost of Sales

We recorded $12,328 and $12,328 cost of sales for the three months and six months ended September 30, 2021, and $0 and $0 for the same comparable periods in 2020, respectively.

Operating Expenses

Legal & Filing Fees

Legal and filing fees consisted of fees incurred by the Company in preparing and filing the regulatory reports with the Securities and Exchange Commission. The Company recorded legal and filing fees of $3,131 and $7,925 for the three months ended September 30, 2021 and 2020, and $8,458 and $10,330 for the six months ended September 30, 2021 and 2020, respectively. The decrease in legal and filing fees resulted because the Company incurred expenses relating to the preparation of legal documents and filing fees due to the name change and change of ownership in 2020.

Rent

The Company recorded rent expense of $17,337 and $777 for the three months ended September 30, 2021 and 2020, and $34,674 and $9,477 for the six months ended September 30, 2021 and 2020, respectively. The increase in rent expense for the three months and six months ended September 30, 2021 resulted due to the Company leasing an office facility in November 2020 and recording three months and six months’ rent to manage its business operations, whereas, for the three months and six months ended September 30, 2020, the Company’s office lease term matured in April 2020 and it recorded only one month rent in that quarter.

General & Administrative Expenses

General and administrative expenses (“G&A”) primarily included accounting, consulting and professional fees, officer’s compensation and payroll taxes, depreciation, dues and subscriptions, and other administrative expenses. For the three months and six months ended September 30, 2021, we incurred G&A of $138,856 and $224,250 as compared to $48,070 and $58,866 for the same comparable periods of 2020. The increases in G&A were primarily due to the Company engaging accountants, consultants, Edgarizing and marketing fees, payroll and other administrative expenses to expand its infrastructure and operations.

Other Income (Expense)

Other income and expenses include interest expense relating to the financing the purchase of Company vehicle and credit card interest. We reported interest expense of $434 and $1,158 for the three months and six months ended September 30, 2021 and 2020, as compared to $1,288 and $1,882 for the same comparable periods of 2020. The reduction in interest expense resulted since we started to pay the credit card balances on a timely basis reducing the interest charged.

Net Loss

We reported a net loss of $152,336 and $261,118 for the three months and six months ended September 30, 2021 as compared to a net loss of $58,060 and $80,555 for the same comparable periods in 2020. The increase in the net loss was primarily due to the increase in operating expenses incurred by us.

Liquidity and Capital Resources

Liquidity and Capital Resources for the six months ended September 30, 2021 compared to the six months ended September 30, 2020

	September 30, 2021	September 30, 2020
Summary of Cash Flows:
Net cash used in operating activities	$(188,656)	$(150,744)
Net cash used in investing activities	-	(19,500)
Net cash provided by financing activities	118,977	226,117
Net (decrease) increase in cash	(69,679)	55,873
Cash – Beginning of the period	340,502	-
Cash – End of the period	$270,823	$55,873

Operating Activities

Cash used in operating activities of $188,656 for the six months ended September 30, 2021 was primarily a result of our net loss of $261,118, depreciation of $21,050, and an increase in operating assets and liabilities of $51,411 due to increase in prepaid deposits of $4,864, decrease in accrued liabilities of $4,720, and increase in related party payable of $60,996. Cash used in operating activities of $150,744 for the six months ended September 30, 2020 resulted primarily due to our net loss of $80,555, depreciation of $17,785, and decrease in operating assets of $87,974 due to increase in prepaid deposits of $92,077, increase in accrued liabilities of $3,318, and increase in related party payable of $785.

Investing Activities

Net cash used in investing activities for the six months ended September 30, 2021 was $0. Net cash used in investing activities for the six months ended September 30, 2020 was $19,500 as a result of down payment paid for purchase of vehicle.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2021 was $118,977 consisting of cash received from sale of common stock of $124,000, and loan payments of $5,023 for purchase of vehicle. Net cash provided by financing activities for the six months ended September 30, 2020 was $226,117 consisting of net cash proceeds of $230,000 received from the sale of our common stock offset by cash of $3,883 paid towards the loan payable for purchase of vehicle.

Future Capital Requirements

Our current available cash may not be sufficient to satisfy our liquidity requirements. Our capital requirements for the next twelve months will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts, and being a public company.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the six months ended September 30, 2021, we had incurred a net loss of $261,118, had net cash used in operating activities of $188,656, and accumulated deficit of $870,104. These matters raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Our management plans to provide for our capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Development Stage and Capital Resources

We have devoted substantially all of our efforts to business planning since our inception on July 6, 2007. Accordingly, we are considered to be in the development stage. We have not generated revenues from our operations on a commercial scale and we will not commence generating revenues until sometime during the first calendar quarter of 2022.

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

Impact of COVID-19

During the six months ended September 30, 2021, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the three months and six months ended September 30, 2021 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Currently, there is only one officer and one director, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer believes that the Company’s disclosure controls and procedures are not effective as of September 30, 2021 due to the following material weaknesses. We lacked the ability to have adequate segregation of duties in the financial statement preparation process. Further the Company did not maintain adequate documentation for review and supporting matters impacting financial reporting in gathering, analysing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

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

We continue to work with our structure in which we have an independent consultant, in order to continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. The remediation steps taken are subject to the Chief Executive Officer’s oversight. While management believes there have been significant improvements of internal controls over financial reporting during the quarter ended September 30, 2021, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to segregation of duties and maintaining adequate supporting documentation to substantiate the information reported in the financial statements which existed as of September 30, 2021, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

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

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

*	Filed with this Report
**	Furnished with this Report

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlueOne Card, Inc.

Date:	November 12, 2021	/s/ James Koh
James Koh (Principal Executive Officer and Principal Accounting Officer)

