Form 10-K
period 2022-03-31
BlueOne Card, Inc.
filed 2022-06-29
CIK 1496690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended March 31, 2022

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☐

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

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold and issued, was $999,679 on September 30, 2021.

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at June 29, 2022 was 10,278,861.

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

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Annual Report, in particular, Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions, or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the defense industry, all of which were subject to various risks and uncertainties.

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

Overview

BlueOne Card Inc., a Nevada corporation (the “Company”), through our relationship with our program manager, EndlessOne Global, Inc., a Nevada corporation (the “Program Manager”), is a reseller of an all-in-one prepaid, branded card to be issued by the Program Manager which we believe has numerous user benefits. Through our relationship with our Program Manager, we are aiming to provide innovative pay out solutions and prepaid cards to consumers. Unlike other prepaid card distributors and companies, we specifically aim to target those customers who are unbanked, or non-bankable, and who have needs crossing international borders. The Program Manager’s platform has been recently completed and is functional, however, nominal revenues have been derived therefrom.

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

To date, we have generated nominal revenues from our planned business and our business is in a development stage. The Program Manager’s platform is functional and only nominal revenues have been derived therefrom.

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

1 https://en.wikipedia.org/wiki/Unbanked#:~:text=The%20unbanked%20in%20the%20United%20States,-The%20unbanked%20are&text=The%20Federal%20Reserve%20estimated%20there,state%20Mississippi%2C%20at%2016.4%25

EndlessOne Global, Inc.

EndlessOne Global Inc. (the “EndlessOne”), is an International Payment Card Issuer, Processor and a Banking Software company whose platform is still in the beta-testing stage. EndlessOne plans to have ambassadors and card experts available around the world 24/7 to serve and provide its client/customers with the next generation of card and banking software. EndlessOne is ushering in a new kind of debit card, one with comprehensive services and instant upfront reward packages. As an eWallet provider creating all different types of debit cards that are used every day, EndlessOne will focus on driving digital commerce with eWallet software which works for all people. The easy-to-use eWallet will allow the banked or unbanked customer the ability and freedom to manage their money.

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

On September 15, 2020, we made a deposit of $100,000 to the Program Manager to purchase prepaid debit cards with our design, logo. On February 8, 2021, we paid an additional $49,313 payment to the Program Manager to purchase 10,000 prepaid debit cards. As of March 31, 2022, we paid an additional $109,434 to the Program Manager to purchase additional debit cards for our customers.

The Program Manager’s Unique Platform

We believe the Program Manager provides a unique platform different from other competitors. Unlike many other institutions and companies who only do card-to-card transfer domestically, the Program Manager’s prepaid, branded cards instantly transfers money from card-to-card across the border through a mobile application. Consumers who receive the card-to-card transfer will easily be able to cash out the money at any Automated Teller Machine (“ATM”) in the world. Thus, using the Program Manager’s platform, consumers save time, as well as enjoy reasonable foreign exchange rate cost.

Principal Products and Services

The Program Manager offers prepaid, branded cards that provide consumer benefits such as no overdraft fees, no interest fees, virtual bank accounts, and free direct deposit. We act as a reseller of the Program Manager’s prepaid, branded cards pursuant to the Reseller Agreement.

Some of the benefits of the Program Manager’s prepaid, branded cards are as follows:

●	The mobile application is functional now for iOS devices (Apple), android, and windows (Microsoft).

●	The Program Manager provides a Global Remittance Network (“GRN”) meaning that it will connect any proprietary accounts or card systems to other systems worldwide.

●	Free checking account and check books.

●	We intend to resell the Program Manager’s prepaid, branded cards to liquor stores throughout the U.S. and online at www.blueonecard.com as well.

●	The Program Manager’s prepaid, branded cards provides a Dynamic Card Verification Value (“CVV”) function.

●	The Program Manger’s prepaid, branded cards access are lock and unlocked with Sensor Assisted Flight Envelope (“SAFE”) technology. Consumers will also instantly be able to lock and unlock the cards via text Short Message Service (“SMS”).

●	The Program Manager provides a free checking account.

●	We believe checks will be able to be directly deposited via the Program Manager’s mobile application.

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

In comparison, we believe the Program Manager’s prepaid, branded cards re safer than cash, more convenient than checks, and very easy to obtain through liquor stores or online, which are the principal methods we intend to resell the cards. Not only this, there are also no troubles with exchange rates, and transfers being cancelled or rejected after days unlike using other financial service companies. With the Program Manager’s prepaid, branded cards, high cash checking fees are eliminated, and direct deposit can be made to save the consumer’s time and money. Also, with its global remittance network provided by the Program Manager, the Program Manager’s prepaid, branded cards connect proprietary accounts or card systems to other systems in any parts of the world.

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

According to industry data, we believe there are approximately 34,000 liquor   stores currently in the U.S. and we initially intend to target up to 7,000 of those stores for distribution of the Program Manager’s prepaid, branded cards. We resell the Program Manager’s prepaid, branded cards through our website. If we are able to distribute the Program Manager’s prepaid, branded cards to these stores throughout the U.S. under the terms of the Reseller Agreement, we estimate our revenues would be extensive. We believe that the Program Manager’s prepaid, branded card will be very affordable compared to the traditional alternatives. The reasons for this are as follows:

World Safest Card Security Suite

●	Lock and Unlock – SAFE Technology allows cardholders to instantly lock and unlock their cards via SMS or Cardholder online Portal. Cardholders can personalize the lock feature for ATM, POS, withdrawals, transfers, recurring payments, auto-lock and more.

●	Dynamic CVV Technology – Dynamic CVV Technology SAFE Technology empowers cardholders to easily change their CVV code for one-time use. Through mobile authorization, SAFE Technology offers the most secure armored layer of security available for cardholders.

Global Remittance Network (“GRN”)

●	GRN is a worldwide remittance messaging system, an “any-to-any” switch that connects any proprietary account or card system to other systems in the world.

●	This remittance network can link card to card, regardless of Network, account to account, including a credit or debit card to account.

●	Initial customer acquisition is based on leveraging and empowering existing card portfolios and global business relationships in both sending and receiving countries.

●	GRN operates within a closed loop of banks, accounts, card, or wallet programs.

●	Participants in the GRM Network will share in the margins generated out of the transaction fees.

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

Marketing of Products and Services

We market the Program Manager’s products and services through an extensive network of sales representatives and through our website, www.blueonecard.com.

Intellectual Property

All intellectual property required for the operation of our business is provided through our relationship with the Program Manager.

Employees

As of June 29, 2022, we had one employee, Mr. James Koh, our Chief Executive Officer (“CEO”), who is a full-time employee.

On December 1, 2020, we entered into an Employment Agreement with James Koh, our President and CEO. The terms of the agreement are stated in more detail below.

At any given time, we will also engage 2-5 independent contractors.

Competition

Our core business includes the offering of the Program Manager’s prepaid, branded cards that provide consumer benefits such as no overdraft fees, no interest fees, virtual bank accounts, and free direct deposit. Consequently, we, as a reseller of the cards, compete against companies and financial institutions across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries and we may also compete with others in the market who may in the future provide offerings similar to ours. Furthermore, many of our competitors are entities substantially larger in size (such as Green Dot Corporation), more highly diversified in revenue, and substantially more established with significantly more broadly known brand awareness than ours. As such, many of our competitors can leverage their size, robust networks, financial wherewithal, brand awareness, pricing power and technological assets to compete with us. Additionally, some of our current and potential competitors are subject to fewer regulations and restrictions than we are and thus may be able to respond more quickly in the face of regulatory and technological changes.

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

SEC Reporting

We are an OTCQB issuer filing current, public information with OTC Markets Group Inc. electronic quotation venue under the trading symbol “BCRD.” There is a highly illiquid nature in investing in our common stock.

We are a fully-reporting public reporting company filing reports, proxy statements, information statements and other information with the SEC. You may read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on its Public Reference Room. Our SEC filings will also be available to the public from commercial document retrieval services, and at the website maintained by the SEC at http://www.sec.gov.

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

If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus and its variants (COVID-19) first identified in Wuhan, Hubei Province, China, or other public health crisis were to affect our markets, facilities, our customers, or the Program Manager, our business could be adversely affected. Consequences of the coronavirus outbreak are resulting in disruptions in or restrictions on our ability to travel. If such an infectious disease broke out at our office, facilities or work sites or those of the Program Manager, our operations may be affected significantly, our productivity may be affected, and we may incur increased costs. If the persons and entities with whom we have contractual relationships, principally, the Program Manager, are affected by an outbreak of infectious disease, we may incur increased costs or our customers could experience complications with our products and services. If our subcontractors with whom it works were affected by an outbreak of infectious disease, our labor supply may be affected and we may incur increased labor costs. Further, an infectious outbreak may cause disruption to the U.S. and global economy, or the local economies of the markets in which we operate, increase costs associated with our business, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate. Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business. In response to the COVID-19 situation, federal, state and local governments (or other governments or bodies) are considering placing, or have placed, restrictions on travel and conducting or operating business activities. At this time those restrictions are very fluid and evolving. We have been and will continue to be impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us, our customers, our subcontractors, and others with whom we work or the overall economic environment. As such, the impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material. In addition, due to the speed with which the COVID-19 situation is developing and evolving, there is uncertainty around its ultimate impact on public health, business operations and the overall economy; therefore, the negative impact on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material.

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

The platform of the Program Manager has only been recently launched and any functionality issues may cause our business to fail.

Although the Program Manager’s platform is functional now, in the event that the Program Manager’s platform encounters functionality issues, our business could fail.

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

Our ability to increase account usage and account holder retention and to attract new long-term users of our Program Manager’s products can have a significant impact on our operating revenues. We may be unable to generate increases in account usage, account holder retention or attract new long-term users of our Program Manager’s products for a number of reasons, including if our Program Manager is unable to maintain its existing distribution channels, predict accurately consumer preferences or industry changes and to modify its products and services on a timely basis in response thereto, produce new features and services that appeal to existing and prospective customers, and influence account holder behavior through cardholder retention and usage incentives. Our results of operations could vary materially from period to period based on the degree to which we are successful in increasing usage and retention and attracting long-term users of our Program Manager’s products.

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

The Program Manager or we may be subject to securities class actions and other litigation or regulatory or judicial proceedings or investigations. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. The monetary and other impact of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a material adverse effect on our business, operating results, or financial condition. If regulatory or judicial proceedings or investigations were to be initiated against the Program Manager or us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors and decrease acceptance and use of, and loyalty to, the Program Manager’s products and related services, and could impact the price of our Common Stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. The outcome of any such litigation is difficult to predict and the cost to defend, settle or otherwise resolve these matters may be significant. For the foregoing reasons, if regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, our business, results of operations and financial condition could be adversely affected or our stock price could decline.

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

We are a development stage enterprise and have recently commenced planned principal operations. We have not earned any significant revenues and have incurred losses of $535,828 for the fiscal year ended March 31, 2022, and losses of $275,892 for the fiscal year ended March 31, 2021. These factors raise substantial doubt about our ability to continue as a going concern.

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

We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however, we may not have commitments from third parties for a sufficient amount of additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital, when needed, could limit our ability to continue our operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations, and stock price and require us to curtail or cease operations, sell off our assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of our Common Stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary, to raise additional funds, and may require that we relinquish valuable rights.

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

COVID-19 was declared a pandemic by the World Health Organization in March 2020. To date, this pandemic has affected nearly all regions around the world. In the United States, businesses as well as federal, state and local governments implemented significant actions to mitigate this public health crisis. While we cannot predict the duration or scope of the COVID-19 pandemic, it may negatively impact our business and such impact could be material to our financial results, condition and outlook related to:

●	reduction or volatility in demand for our products, which may be caused by, among other things, reduced online traffic and changes in consumer spending behaviors (e.g. consumer confidence in general macroeconomic conditions and a decrease in consumer spending);

●	disruption to our operations or the operations of our suppliers, through the effects of business and facilities closures, worker sickness and COVID-19 related inability to work, social, economic, political or labor instability in affected areas, transportation delays, travel restrictions and changes in operating procedures, including for additional cleaning and safety protocols;

●	impacts to our third-party marketplaces’ ability to operate or manage increases in their operating costs and other supply chain effects that may have an adverse effect on our ability to meet consumer demand and achieve cost targets;

●	increased volatility or significant disruption of global financial markets due in part to the COVID-19 pandemic, which could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all and impede our ability to comply with debt covenants; and
●	the further spread of COVID-19, and the requirements to take action to mitigate the spread of the pandemic, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition.

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

Our shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, our management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The possible occurrence of these patterns or practices could increase the volatility of our share price.

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

Our Common Stock has recently been deemed a “penny stock,” and may return to “penny stock” status due to volatility, which makes it more difficult for our shareholders to sell their shares.

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

As a historical issuer of a “penny stock,” the protection provided by the federal securities laws relating to forward-looking statements may not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that file reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, in the event we are deemed as issuer of “penny stock”, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Our charter documents and Nevada law could discourage, delay or prevent a takeover that stockholders consider favorable and could also reduce the market price of our Common Stock.

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

On October 26, 2020, we executed a non-cancellable operating lease agreement for our principal office for a monthly rent of $5,500 with the lease commencing on November 1, 2020 for a period of 12 months. We paid a security deposit of $5,500 on October 28, 2020. On November 25, 2021, we renewed our lease agreement with the lease commencing on December 1, 2021 on a month-to-month basis, with a monthly rent of $6,500. In addition, we paid an additional security deposit of $1,000.

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

Our Common Stock is quoted on the OTCQB under the symbol “BCRD.” The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume has occurred during these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED MARCH 31, 2022	First	$1.05	$1.05
	Second	$1.05	$1.05
	Third	$5.92	$1.05
	Fourth	$8.50	$1.60

	Quarter	High	Low
FISCAL YEAR ENDED MARCH 31, 2021	First	$95.00	$12.55
	Second	$50.80	$1.05
	Third	$1.05	$1.05
	Fourth	$1.05	$1.05

Our Common Stock has been considered to be “penny stock” under rules promulgated by the SEC. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealer duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

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

Holders of Record

As of June 29, 2022, an aggregate of 10,278,861 shares of our Common Stock were issued and outstanding and were owned by approximately 77 stockholders of record.

Unregistered Sales of Equity Securities

On January 18, 2022, we sold 22,500 shares of our Common Stock to an investor for gross proceeds of $45,000.

On January 21, 2022, we sold 5,000 shares of our Common Stock to an investor for gross proceeds of $10,000.

The shares of common stock were issued and sold pursuant to exemptions from the registration requirements of Section 5 of the Securities Act contained in Section 4(a)(2) and/or Regulation D thereof. No sales commissions were paid in connection with the sales of these securities and no general solicitation was used.

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

Cautionary Note Concerning Factors That May Affect Future Results

This Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with the SEC in materials delivered to shareholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements.

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

Overview

BlueOne Card Inc., a Nevada corporation (the “Company”), through our relationship with our program manager, EndlessOne Global, Inc., a Nevada corporation (the “Program Manager”), is a reseller of an all-in-one prepaid, branded card to be issued by the Program Manager which we believe has numerous user benefits. Through our relationship with our Program Manager, we are aiming to provide innovative pay out solutions and prepaid cards to consumers. Unlike other prepaid card distributors and companies, we specifically aim to target those customers who are unbanked, or non-bankable, and who have needs crossing international borders. The Program Manager’s platform has been recently completed and is functional; however, nominal revenues have been derived therefrom.

Through our relationship with the Program Manager, we will earn our revenues mostly through sale of debit cards and commissions derived from monthly fees charged to customers to the Program Manager provided by us for the issued general purpose reloadable prepaid card, reloading fees, ATM withdrawal fees, and card to card money transaction fees. We will be acting as an independent sales representative of the Program Manager and we will not receive revenue from customer contracts, which will be executed with the Program Manager.

To date, we have generated minimal revenues from our planned business and our business is in a development stage. The Program Manager’s platform is functional and only nominal revenues have been derived therefrom.

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

Results of Operations for the year ended March 31, 2022 Compared to the year ended March 31, 2021

Revenue and Cost of Sales

We recorded $72,200 and $0 in revenues from the sale of debit cards for the years ended March 31, 2022 and 2021, respectively. We recorded $54,778 and $0 for the cost associated with the purchase of debit cards for the years ended March 31, 2022 and 2021, respectively. We reported a gross profit of $17,422 and $0 for the years ended March 31, 2022 and 2021, respectively.

Operating Expenses

Operating expenses included legal, accounting and professional fees, all costs associated with marketing, rent and other expenses. We incurred operating expenses of $545,685 and $272,295 for the years ended March 31, 2022 and 2021, respectively. The increase of $273,390 in operating expenses was primarily due to the increase in filing fees and regulatory fees paid as the Company became a reporting company, increase in payroll costs of officer, increase in depreciation expense, and increase in legal, accounting and professional fees paid to consultants.

Other Income (Expense)

Our other income and expenses include interest expense relating to the finance arrangement on purchase of Company vehicle. We incurred interest expense of $2,563 for the year ended March 31, 2022 as compared to $3,597 for the year ended March 31, 2021, respectively.

Net Losses

We incurred a net loss of $530,827 for the year ended March 31, 2022 as compared to a net loss of $275,892 for the year ended March 31, 2021. The increase in loss of $254,935 was due to the increase in operating expenses incurred by us.

Liquidity and Capital Resources

Liquidity and Capital Resources for the year ended March 31, 2022 compared to the year ended March 31, 2021

	March 31, 2022	March 31, 2021
Summary of Cash Flows:
Net cash used in operating activities	$(452,472)	$(310,177)
Net cash used in investing activities	(13,500)	(19,500)
Net cash provided by financing activities	166,788	670,179
Net increase in cash and cash equivalents	(299,184)	340,502
Beginning cash and cash equivalents	340,502	-
Ending cash and cash equivalents	$41,318	$340,502

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

No assurance can be given that sources of financing will be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

●	Curtail our operations significantly, or

●	Seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to technology platform and correlated services, or

●	Explore other strategic alternatives including a merger or sale of our Company.

Operating Activities

Net cash used in operations of $452,472 for the year ended March 31, 2022 was primarily a result of loss of $530,827, depreciation of $42,388, and decrease in operating assets and liabilities of $35,967 due to increase in prepaid deposits of $115,434, increase in accrued liabilities of $11,600, and increase in related party payables of $139,801. Net cash used in operations of $310,177 for the year ended March 31, 2021 was primarily a result of loss of $275,892, depreciation of $38,836, stock compensation to officer of $1,000, and decrease in operating assets and liabilities of $74,121 due to increase in prepaid deposits of $146,372, increase in accrued liabilities of $8,317, increase in customer deposits of $20,000, and increase in related party payables of $43,934.

Investing Activities

Net cash used in investing activities for the year ended March 31, 2022 of $13,500 resulted from cash paid for purchase of office furniture and computer equipment. Net cash used in investing activities for the year ended March 31, 2021 of $19,500 resulted from cash paid as a down payment for purchase of a vehicle.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2022 was $166,788, consisted of cash proceeds from the sale of common stock of $179,000, and cash paid for loan payable of $12,212. Net cash provided by financing activities for the year ended March 31, 2021 was $670,179, which consisted of cash proceeds of $680,000 received from the sale of common stock, offset by cash paid of $9,821 for the note payable for purchase of vehicle.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements for the fiscal year ending March 31, 2023 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the year ended March 31, 2022, we recorded a net loss of $530,827, had net cash used in operating activities of $452,472, and accumulated deficit of $1,139,813. These matters raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Our management plans to provide for our capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

BLUEONE CARD, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

MARCH 31, 2022 AND 2021

SS Accounting & Auditing, Inc.

8705 Havenwood Trail

Plano, TX 75024

Phone: + (817) 437-9479

E- Mail: saimasayani@sscpafirm.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlueOne Card, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BlueOne Card, Inc. (the Company) as of March 31, 2022, and 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern. As described in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operating activities, and not generated any significant revenues since inception, that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ SS Accounting & Auditing, Inc.

Firm ID: 6717

We have served as the Company’s auditor since 2020.

Plano, Texas

June 29, 2022

BLUEONE CARD, INC.

BALANCE SHEETS

	March 31, 2022	March 31, 2021
ASSETS
Current Assets
Cash	$41,318	$340,502
Prepaid deposits	270,506	155,072
Total Current Assets	311,824	495,574

Property and Equipment, net	135,285	164,173
Total Assets	$447,109	$659,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$39,098	$27,498
Related party payables	240,012	100,211
Customer deposits	20,000	20,000
Loan payable, current portion	12,699	12,212
Total Current Liabilities	311,809	159,921

Loan payable, non-current portion	43,759	56,458

Total Liabilities	355,568	216,379

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized, 292,000 shares issued and outstanding as of March 31, 2022 and 2021, respectively	292	292
Common stock, $0.001 par value; 500,000,000 shares authorized, 9,979,575 and 9,890,075 shares issued and outstanding at March 31, 2022 and 2021, respectively	9,980	9,890
Additional paid in capital	1,221,082	1,042,172
Accumulated deficit	(1,139,813)	(608,986)
Total Stockholders’ Equity	91,541	443,368

Total Liabilities and Stockholders’ Equity	$447,109	$659,747

The accompanying notes are an integral part of these financial statements.

BLUEONE CARD, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2022	2021
Revenues	$72,200	$-

Cost of sales	54,778	-

Gross Profit	17,422	-

Operating Expenses
Legal and filing fees	32,631	17,231
Rent	73,348	38,591
General and administrative	439,706	216,473
Total Operating Expenses	545,685	272,295

Loss from Operations	(528,263)	(272,295)

Other Income (Expense)
Interest expense	(2,563)	(3,597)
Total Other Income (Expense)	(2,563)	(3,597)

Loss before Income Taxes	(530,827)	(275,892)

Provision for Income Tax	-	-

Net Loss	$(530,827)	$(275,892)

Basic and Diluted Net Loss Per Share	$(0.05)	$(0.06)

Weighted Average Number of Shares Outstanding - Basic and Diluted	9,935,412	4,615,160

The accompanying notes are an integral part of these financial statements.

BLUEONE CARD, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years ended March 31, 2021 and 2020

Year Ended March 31, 2022

	Preferred Stock		Common Stock **		Additional Paid-in	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - March 31, 2021	292,000	$292	9,890,075	$9,890	$1,042,172	$(608,986)	443,368
Sale of common stock	-	-	89,500	90	178,910	-	179,000
Net loss	-	-	-	-	-	(530,827)	(530,827)
Balance - March 31, 2022	292,000	$292	9,979,575	$9,980	$1,221,082	$(1,139,813)	$91,541

Year Ended March 31, 2021

	Preferred Stock		Common Stock **		Additional Paid-in	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - March 31, 2020	300,000	$300	19,100	$19	$371,035	$(333,094)	$38,260
Sale of common stock	-	-	870,600	871	679,129	-	680,000
Conversion of preferred stock to common stock	(8,000)	(8)	8,000,000	8,000	(7,992)	-	-
Issuance of stock to officer as bonus	-	-	1,000,000	1,000	-	-	1,000
Fractional shares issued due to reverse stock split	-	-	375	-	-	-	-
Net loss	-	-	-	-	-	(275,892)	(275,892)
Balance - December 31, 2020	292,000	$292	9,890,075	$9,890	$1,042,172	$(608,986)	$443,368

**	Common stock adjusted to reflect 1:100 reverse stock splits effected on October 15, 2019 and June 30, 2020.

The accompanying notes are an integral part of these financial statements.

BLUEONE CARD, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(530,827)	$(275,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42,388	38,836
Stock compensation to officer	-	1,000
Changes in operating assets and liabilities:
(Increase) in prepaid deposits	(115,434)	(146,372)
Increase in accrued liabilities	11,600	8,317
Increase in customer deposits	-	20,000
Increase in related party payables	139,801	43,934
Net Cash Used In Operating Activities	(452,472)	(310,177)

Cash Flows From Investing Activities:
Cash paid for purchase of property and equipment	(13,500)	(19,500)
Net Cash Used In Investing Activities	(13,500)	(19,500)

Cash Flows From Financing Activities:
Cash proceeds from sale of common stock	179,000	680,000
Cash paid for loan payable	(12,212)	(9,821)
Net Cash Provided By Financing Activities	166,788	670,179

Net (Decrease) Increase in Cash	(299,184)	340,502

Cash - Beginning of the Period	340,502	-

Cash - End of the Period	$41,318	$340,502

Supplemental Disclosures of Cash Flows
Cash paid for interest	$2,520	$3,597
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Conversion of preferred stock to common stock	$-	$8,000
Purchase of vehicle by execution of a promissory note	$-	$78,491

The accompanying notes are an integral part of these financial statements.

BLUEONE CARD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

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

MARCH 31, 2022 AND 2021

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN (CONTINUED)

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company recorded a net loss of $530,827 for the year ended March 31, 2022, used net cash flows in operating activities of $452,472, and has an accumulated deficit of $1,139,813 as of March 31, 2022. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. These accounting policies conform to GAAP in all material respects and have been consistently applied in preparing the accompanying financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and 2021, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes saleable prepaid debit cards that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At March 31, 2022 and 2021, there were no reserves for obsolete and slow-moving inventory.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. The Company provides for depreciation on a straight-line basis over the estimated useful lives of the assets which range from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets when they are placed into service. The Company evaluates property and equipment for impairment periodically to determine if changes in circumstances or the occurrence of events suggest the carrying value of the asset or asset group may not be recoverable. Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized.

Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability in accordance with US GAAP, when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the years ended March 31, 2022 and 2021, respectively.

Earnings (Loss) Per Common Share

The Company computes earnings (loss) per share in accordance with Accounting Standards Codification (“ASC”) ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. The Company computes Basic EPS by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and convertible preferred stock. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	For the Year Ended March 31,
	2022	2021
Net loss computation of basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(530,827)	$(275,892)

Basic and diluted net loss per share:
Basic and diluted net loss per common share	$(0.05)	$(0.06)
Basic and diluted weighted average common shares outstanding	9,935,412	4,615,160

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive, are as follows as of March 31, (in common equivalent shares):

	March 31, 2022	March 31, 2021
Preferred stock	292,000,000	292,000,000
Total anti-dilutive weighted average shares	292,000,000	292,000,000

BLUEONE CARD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

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

The Company’s financial instruments consist principally of prepaid deposits, accrued liabilities, related party payable, loan payable and customer deposits. The Company believes that the recorded values of all the financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

BLUEONE CARD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenues when the product is delivered to the customer, and the ownership/control is transferred. The Company’s revenue recognition policy is based on the revenue recognition criteria established under the Financial Accounting Standards Board – Accounting Standards Codification 606 “Revenue From Contracts With Customers” which has established a five-step process to govern contract revenue and satisfy each element is as follows: (1) Identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as you satisfy a performance obligation. The Company records the revenue once all the above steps are completed. Revenues earned by the Company for the year ended March 31, 2022 are from the sale of the prepaid debit cards to its customers.

Stock-based Compensation

The Company accounts for equity-based transactions with non-employees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). The Company has established that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

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

MARCH 31, 2022 AND 2021

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

NOTE 3 – PREPAID DEPOSITS

Prepaid deposits consisted of the following:

	March 31, 2022	March 31, 2021
Prepaid rent	$6,759	$5,759
Prepaid cards inventory	77,900	49,313
Prepaid Business Identification Number	180,847	100,000
Other	5,000	-
Total	$270,506	$155,072

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	March 31, 2022	March 31, 2021
Furniture and fixtures	5 years	$121,019	$112,519
Office equipment	3 years	5,500	-
Vehicle	5 years	97,991	97,991
		224,010	210,510
Less: Accumulated depreciation		(88,725)	(46,337)
Total		$135,285	$164,173

Depreciation expense amounted to $42,388 and $38,836 for the years ended March 31, 2022 and 2021, respectively.

BLUEONE CARD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”), from time to time, provided advances to the Company for its working capital purposes. The CEO had advanced funds to the Company totaling $32,512 and $50,211 as of March 31, 2022 and 2021, respectively. The funds advanced are unsecured, non-interest bearing, and due on demand.

On September 30, 2020, the CEO converted 8,000 shares of issued and outstanding Series A Preferred Stock of the Company into 8,000,000 shares of common stock pursuant to the conversion terms of its Certificate of Designation filed with the Secretary of State of Nevada (Note 8).

On December 1, 2020, the Company entered into an employment agreement with its CEO for a three-year term, for an annual compensation of $150,000, with a 10% annual increase in compensation effective October 1 of each year. . On December 22, 2020, the Company issued 1,000,000 shares of its common stock valued at $1,000 as an inducement (sign on bonus) to enter into the employment agreement (Note 8). The Company has recorded compensation expense of $157,500 and $50,000 for the year ended March 31, 2022 and 2021, respectively. Compensation payable to the CEO was $207,500 and $50,000 as of March 31, 2022 and 2021, respectively.

The Company has recorded a total payable to the CEO of $240,012 and $100,211 as of March 31, 2022 and 2021, respectively.

NOTE 6 – LOAN PAYABLE

On June 16, 2020, the Company entered into a financing arrangement to purchase a vehicle, and obtained a loan of $78,491, payable over a term of 72 months, interest bearing at 3.99%, with a monthly payment of principal and interest of $1,228.

	March 31, 2022	March 31, 2021
Loan payable	$56,458	$68,670
Less: Current portion	(12,699)	(12,212)
Loan Payable - Non-current portion	$43,759	$56,458

The amount of loan payments due in the next five years ended March 31, are as follows:

2023	$12,699
2024	13,231
2025	13,762
2026	14,321
2027	2,445
Total	$56,458

The Company recorded interest expense on the loan of $2,520 and $2,455 for the years ended March 31, 2022 and 2021, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Office Lease

On October 30, 2019, the Company executed a non-cancellable operating lease for its principal office with the lease commencing November 1, 2019 for a period of 6 months and maturing on April 30, 2020. The Company paid a security deposit of $8,700 at the inception of the lease. The monthly rent of the lease was $8,700. The Company has recorded rent expense of $0 and $8,700 for this non-cancellable lease for its principal office for the years ended March 31, 2022 and 2021, respectively.

On August 27, 2020, the Company formally executed a month-to-month cancellable operating lease for leasing office space in an executive suite, commencing on September 1, 2020 for $259 per month. The Company paid a security deposit of $259 on September 7, 2020. The monthly rent increased to $279 effective January 1, 2021. The Company has recorded rent expense of $3,348 and $2,391 for the years ended March 31, 2022 and 2021, respectively.

On October 26, 2020, the Company executed a non-cancellable operating lease agreement for its principal office for a monthly rent of $5,500, with the lease commencing on November 1, 2020 for a period of 12 months. The Company paid a security deposit of $5,500 on October 28, 2020. On November 25, 2021, the Company amended the terms of the operating lease agreement to be on a month-to-month basis, and agreed to increase the security deposit to $6,500 and a monthly lease payment of $6,500. The Company has recorded rent expense of $ 70,000 and $27,500 for the years ended March 31, 2022 and 2021, respectively.

The Company has recorded total rent expense of $73,348 and $38,591 for the years ended March 31, 2022 and 2021, respectively.

The Company has considered the provisions of ASC 842 Topic 842 “Leases”. The Company has elected not to recognize lease assets and lease liabilities for leases with a term of 12 months or less, as it is permitted to make an accounting policy election. The Company has elected to record the rent expense on a straight-line basis ratable over the term of the lease.

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of March 31, 2022 and 2021, respectively.

BLUEONE CARD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at March 31, 2022 and 2021 was 500,000,000 authorized common shares with a par value of $0.001 per share, and 25,000,000 authorized preferred shares with a par value of $0.001 per share.

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

During the year ended March 31, 2021, the Company sold 870,600 shares of common stock to accredited investors for a cash consideration of $680,000. The selling price of common stock ranged from $0.50 per share to $1.00 per share.

During the year ended March 31, 2022, the Company sold 89,500 shares of common stock at $2.00 per share to accredited investors for a cash consideration of $179,000.

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 9,979,575 shares and 9,890,075 shares as of March 31, 2022 and 2021, respectively.

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

Designation

There are 1,000,000 shares of Series A Convertible Preferred Stock designated and 292,000 shares issued and outstanding as of March 31, 2022 and 2021, respectively.

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

Asa result of all preferred stock issuances, the total issued and outstanding shares of preferred stock were 292,000 shares as of March 31, 2022 and 2021, respectively.

BLUEONE CARD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

NOTE 9 – INCOME TAXES

Income tax expense for the years ended March 31, 2022 and 2021, respectively, is summarized as follows.

	March 31, 2022	March 31, 2021
Deferred:
Federal	$(187,613)	$(76,897)
State	—	—
Change in valuation allowance	187,613	76,897
Income tax expense (benefit)	$—	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2022	March 31, 2021
Tax at statutory tax rate	21%	21%
State taxes	—	—
Other permanent items	—	—
Valuation allowance	-21%	-21%
Income tax expense	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2022 and 2021, are as follows:

	March 31, 2022	March 31, 2021
Deferred tax assets:
Net operating loss carry forward	$187,613	$76,897
Total gross deferred tax assets	187,613	76,897
Less: valuation allowance	(187,613)	(76,897)
Net deferred tax assets	$—	$—

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

BLUEONE CARD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

NOTE 9 – INCOME TAXES (CONTINUED)

At March 31, 2022 and 2021, the Company had accumulated net operating losses of approximately $1,130,000 and $603,000, respectively, for U.S. federal and Delaware income tax purposes available to offset future taxable incomes. The net operating losses generated in tax years prior to December 31, 2017, can be carry forward for twenty years, whereas the net operating losses generated after December 31, 2017 can be carry forward indefinitely. Management determined that it was unlikely that the Company’s deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

As of March 31, 2022 and 2021, the Company’s deferred income tax assets and valuation allowance was $187,613 and $76,897, respectively.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of March 31, 2022, tax years 2021, 2020, and 2019 remain open for examination by the Internal Revenue Service and the Nevada Division of Revenue. The Company has received no notice of audit from the Internal Revenue Service or the Nevada Division of Revenue for any of the open tax years.

NOTE 10 – SUBSEQUENT EVENTS

On April 6, 2022, the Company issued 250,000 shares of common stock to consultants for services.

On April 16, 2022, the Company sold through a private placement, 49,286 shares of common stock to seven investors for total cash proceeds of $172,500.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, James Koh, who serves as our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Koh, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2022. Based on his evaluation, Mr. Koh concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2022. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report.

These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

During its evaluation, management noted certain matters involving internal control and its operation that we consider to be significant deficiencies or material weaknesses under standards of the Public Company Accounting Oversight Board (“PCAOB”). A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We noted deficiencies involving lack of segregation of duties, lack of governance/oversight, and lack of internal control documentation that we believe to be material weaknesses.

Because of this material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of March 32, 2021, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

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

We continue to work with our structure in which we have an independent consultant, in order to continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. The remediation steps taken are subject to the Chief Executive Officer’s oversight. While management believes there have been significant improvements of internal controls over financial reporting during the year ended March 31, 2022, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to segregation of duties and maintaining adequate supporting documentation to substantiate the information reported in the financial statements which existed as of March 31, 2022, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

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

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the year ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title
James Koh*	54	President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors

*	Mr. Koh is the sole officer and director of the Company and its majority shareholder.

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

Beneficial Ownership Reporting Compliance – Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company and information involving securities transactions of which the Company is aware, none of the Company’s officers, directors and holders of more than 10% of the outstanding common stock of the Company failed to timely file reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2022.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table and related footnotes show the compensation paid to our named executive officers during the last fiscal year ended March 31, 2022, and information concerning all compensation paid for services rendered to us in all capacities for our last two fiscal years.

Name and Principal Position	Year-Ended	Salary($)	Stock Awards($)	All Other Compensation($)	Total($)
James Koh, President, CEO, and Chairman**	March 31, 2022	157,500	-	0	157,500
	March 31, 2021	50,000	1,000	0	51,000

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

During the fiscal year ended March 31, 2022, our sole director, and President and CEO, Mr. Koh, received no compensation for services provided as a director.

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

Equity Compensation Plan Information

2022 Stock Incentive Plan

On March 11, 2022, the Board of Directors adopted the 2022 Stock Incentive Plan (the “2022 Plan”). The purposes of the 2022 Plan are (a) to enhance our ability to attract and retain the services of qualified employees, officers, directors, consultants, and other service providers upon whose judgment, initiative and efforts the successful conduct and development of our business largely depends, and (b) to provide additional incentives to such persons or entities to devote their utmost effort and skill to the advancement and betterment of our company, by providing them an opportunity to participate in the ownership of our Company and thereby have an interest in the success and increased value of our Company.

The 2022 Plan is administered by our board of directors; however, the board of directors may designate administration of the 2022 Plan to a committee consisting of at least two independent directors. Awards may be made under the 2022 Plan for up to 5,000,000 shares of common stock of the Company. Only employees of our Company or of an “Affiliated Company”, as defined in the 2022 Plan, (including members of the board of directors if they are employees of our Company or of an Affiliated Company) are eligible to receive incentive stock options under the 2022 Plan. Employees of our Company or of an Affiliated Company, members of the board of directors (whether or not employed by our company or an Affiliated Company), and “Service Providers”, as defined in the 2022 Plan, are eligible to receive non-qualified options, restricted stock units, and stock appreciation rights under the 2022 Plan. All awards are subject to Section 162(m) of the Internal Revenue Code.

No option awards may be exercisable more than ten years after the date it is granted. In the event of termination of employment for cause, the options terminate on the date of employment is terminated. In the event of termination of employment for disability or death, the optionee or administrator of optionee’s estate or transferee has six months following the date of termination to exercise options received at the time of disability or death. In the event of termination for any other reason other than for cause, disability or death, the optionee has 30 days to exercise his or her options.

The 2022 Plan will continue in effect until all the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until ten years after its adoption, whichever is earlier. Awards under the 2022 Plan may also be accelerated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all our assets.

As of March 31, 2022, the Board had awarded 250,000 shares Common Stock under the 2022 Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and footnotes thereto sets forth information regarding the number of shares of Common Stock beneficially owned by (i) each director and named executive officer of our Company, (ii) named executive officers, executive officers, and directors of the Company as a group, and (iii) each person known by us to be the beneficial owner of 5% or more of our issued and outstanding shares of Common Stock. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 9,979,575 shares of Common Stock outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following table is: 4695 MacArthur Court, Suite 1100, Newport Beach, CA 92660.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Named Executive Officers and Directors’
James Koh, President, CEO, Secretary, and Chairman	301,000,000	(2)	99.68%
Executive Officers, Named Executive Officers, and Directors as a Group (One Person)	301,000,000		99.68%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report.

(2)	Includes 292,000,000 shares issuable upon the conversion of 292,000 shares of Series A Convertible Preferred Stock owned by Mr. Koh.

Changes in Control

There are no arrangements known to us the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, for transactions with our executive officers and directors, please see the disclosure under “EXECUTIVE COMPENSATION” above.

On September 30, 2020, our Chief Executive Officer converted 8,000 shares of Series A Convertible Preferred Stock into 8,000,000 shares of our Common Stock.

Our CEO, from time to time, has provided advances to us for our working capital needs. We have recorded a payable to the CEO of $240,012 and $100,211 at March 31, 2022 and at March 31, 2021, respectively. The funds advanced are unsecured, non-interest bearing, and due on demand.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees incurred for the years ended March 31 2022 and 2021 for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	March 31, 2022	March 31, 2021
Audit Fees	$21,500	$18,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	$21,500	$18,000

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

(b) Exhibits.

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation dated July 6, 2007
3.2(2)	Certificate of Amendment dated October 22, 2019
3.3(2)	Certificate of Amendment dated June 22, 2020
3.4(2)	Bylaws
4.1(2)	Certificate of Designation for Series A Preferred Stock
4.2(4)	2022 Stock Incentive Plan
10.1(2)	Agreement to Partially Convert Series A Convertible Preferred Stock to Common Stock
10.2(2)†	Employment Agreement dated December 1, 2020 with Mr. James Koh
10.3(2)(3)	Reseller Agreement dated April 15, 2020 with EndlessOne Global Inc.
23.1(5)	Consent of SS Accounting & Auditing, Inc.
23.2(6)	Consent of Business legal Advisors, LLC
23.3(7)	Consent of SS Accounting & Auditing, Inc.
23.1(8)	Consent of Business legal Advisors, LLC
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

*Filed herewith.

**Furnished herewith.

†	Management contract or compensatory plan

(1)	Filed as Exhibit 3.1 to the Company’s Form S-1/A filed with the Commission on July 28, 2010 under Commission File No. 333-168346
(2)	Filed as an exhibit to the Company’s Form 10 filed with the Commission on December 29, 2020 under Commission File No. 000-56060
(3)	Portions of the exhibit have been omitted
(4)	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2022 under Commission File No. 000-56060
(5)	Filed as Exhibit 23.1 to the Company’s Form S-8 filed with the Commission on March 18, 2022 under Commission File No. 333-263668
(6)	Filed as Exhibit 23.2 to the Company’s Form S-8 filed with the Commission on March 18, 2022 under Commission File No. 333-263668
(7)	Filed as Exhibit 23.1 to the Company’s Form S-1 filed with the Commission on August 31, 2021 under Commission File No. 333-259222
(8)	Filed as Exhibit 23.2 to the Company’s Form S-1 filed with the Commission on August 31, 2021 under Commission File No. 333-259222

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized

BlueOne Card, Inc.

Date: June 29, 2022	By:	/s/ James Koh
James Koh
Chief Executive Officer and Chief Financial Officer (Principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ James Koh	Director	June 29, 2022
James Koh

