Form 10-Q
period 2022-06-30
BlueOne Card, Inc.
filed 2022-08-11
CIK 1496690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at August 11, 2022 was 10,278,861.

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

ii

PART I.

Item 1. Financial Statements.

BLUEONE CARD, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2022	March 31, 2022

ASSETS
Current Assets
Cash	$121,549	$41,318
Prepaid deposits	294,206	270,506
Total Current Assets	415,755	311,824

Property and Equipment, net	123,901	135,285
Total Assets	$539,656	$447,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$39,491	$39,098
Related party payables	317,136	240,012
Customer deposits	20,000	20,000
Loan payable, current portion	12,836	12,699
Total Current Liabilities	389,463	311,809

Loan payable, non-current portion	40,496	43,759

Total Liabilities	429,959	355,568

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized, 292,000 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	292	292
Common stock, $0.001 par value; 500,000,000 shares authorized, 10,278,861 and 9,890,075 shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively	10,279	9,980
Additional paid in capital	1,643,283	1,221,082
Accumulated deficit	(1,544,157)	(1,139,813)
Total Stockholders’ Equity	109,697	91,541

Total Liabilities and Stockholders’ Equity	$539,656	$447,109

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2022	2021
Revenues	$-	$-

Cost of sales	-	-

Gross Profit	-	-

Operating Expenses
Legal and filing fees	17,251	5,327
Rent	20,337	17,337
General and administrative	365,332	85,394
Total Operating Expenses	402,920	108,058

Loss from Operations	(402,920)	(108,058)

Other Income (Expense)
Interest expense	(1,424)	(724)
Total Other Income (Expense)	(1,424)	(724)

Loss before Income Taxes	(404,344)	(108,782)

Provision for Income Tax	-	-

Net Loss	$(404,344)	$(108,782)

Basic and Diluted Net Loss Per Share	$(0.04)	$(0.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted	10,228,696	9,890,075

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended June 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - March 31, 2022	292,000	$292	9,979,575	$9,980	$1,221,082	$(1,139,813)	91,541
Sale of common stock	-	-	49,286	49	172,451	-	172,500
Issuance of common stock for services	-	-	250,000	250	249,750	-	250,000
Net loss	-	-	-	-	-	(404,344)	(404,344)
Balance - June 30, 2022	292,000	$292	10,278,861	$10,279	$1,643,283	$(1,544,157)	$109,697

For the Three Months Ended June 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - March 31, 2021	292,000	$292	9,890,075	$9,890	$1,042,172	$(608,986)	$443,368
Net loss	-	-	-	-	-	(108,782)	(108,782)
Balance - June 30, 2021	292,000	$292	9,890,075	$9,890	$1,042,172	$(717,768)	$334,586

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(404,344)	$(108,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,384	10,525
Stock compensation expense	250,000	-
Changes in operating assets and liabilities:
(Increase) in prepaid deposits	(23,700)	(1,228)
Increase (decrease) in accrued liabilities	393	(6,327)
Increase in related party payables	77,124	33,082
Net Cash Used In Operating Activities	(89,143)	(72,730)

Cash Flows From Investing Activities:
Cash paid for purchase of property and equipment	-	-
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Cash proceeds from sale of common stock	172,500	-
Cash paid for loan payable	(3,126)	(3,003)
Net Cash Provided By (Used In) Financing Activities	169,374	(3,003)

Net Increase (Decrease) in Cash	80,231	(75,733)

Cash - Beginning of the Period	41,318	340,502

Cash - End of the Period	$121,549	$264,769

Supplemental Disclosures of Cash Flows
Cash paid for interest	$1,424	$724
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

General

The unaudited condensed financial statements of BlueOne Card, Inc. (“BlueOne” or the “Company”) as of June 30, 2022 and for the three months ended June 30, 2022 and 2021 should be read in conjunction with the financial statements for the years ended March 31, 2022 and 2021, respectively. BlueOne (formerly known as Avenue South Ltd., TBSS International, Inc., or Manneking Inc.), was incorporated on July 6, 2007 under the laws of the state of Nevada. The Company started its business as a retailer and importer of domestic home furnishings from Hong Kong. On September 30, 2011, the Company changed its name to TBSS International, Inc., which was engaged in gold mining and drilling and general construction. On April 26, 2019, Corporate Compliance, LLC filed a re-application for custodianship pursuant to Nevada Revised Statutes NRS 78.347. The Eighth Judicial District Court of Clark County, Nevada granted custodianship over TBSS International, Inc. to Corporate Compliance, LLC. On October 15, 2019, the Company changed its name to Manneking Inc., and then to BlueCard One, Inc. on June 30, 2020.

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

Basis of Presentation

The interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company. For purposes of comparability, certain prior period amounts have been reclassified to conform to the current period presentation. The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. The interim condensed financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These interim condensed financial statements, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2022 and 2021; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed financial statements, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on June 29, 2022. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period.

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has generated minimal revenues since its formation and has suffered operating losses since July 6, 2007 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $404,344 for the three months ended June 30, 2022, used net cash flows in operating activities of $89,143, and has an accumulated deficit of $1,544,157 as of June 30, 2022. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The interim condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and March 31, 2022, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes saleable prepaid debit cards that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At June 30, 2022 and March 31, 2022, there were no reserves for obsolete and slow-moving inventory.

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

Long-lived Assets

In accordance with Accounting Standards Codification (“ASC”) ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three months ended June 30, 2022 and 2021, respectively.

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

	For the Three Months Ended June 30,
	2022	2021
Net loss computation of basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(404,344)	$(108,782)

Basic and diluted net loss per share:
Basic and diluted net loss per common share	$(0.04)	$(0.01)
Basic and diluted weighted average common shares outstanding	10,228,696	9,890,075

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive, are as follows as of June 30, (in common equivalent shares):

	June 30, 2022	March 31, 2022
Preferred stock	292,000,000	292,000,000
Total anti-dilutive weighted average shares	292,000,000	292,000,000

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its financial statements.

NOTE 3 – PREPAID DEPOSITS

Prepaid deposits consisted of the following:

	June 30, 2022	March 31, 2022

Prepaid rent	$6,759	$6,759
Prepaid cards inventory	77,900	77,900
Prepaid Business Identification Number	209,547	180,847
Other	-	5,000
Total	$294,206	$270,506

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	June 30, 2022	March 31, 2022

Furniture and Fixtures	5 years	$121,019	$121,019
Office equipment	3 years	5,500	5,500
Vehicles	5 years	97,991	97,991
		224,010	224,010
Less:Accumulated depreciation		(100,109)	(88,725)
Total		$123,901	$135,285

Depreciation expense amounted to $11,384 and $10,525 for the three months ended June 30, 2022 and 2021, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”), from time to time, has provided advances to the Company for its working capital purposes. The CEO had advanced funds to the Company totalling $68,386 and $32,512 as of June 30, 2022 and March 31, 2022, respectively. The funds advanced are unsecured, non-interest bearing, and due on demand.

On December 1, 2020, the Company entered into an employment agreement with its CEO for a three-year term, for an annual compensation of $150,000 with a 10% annual increase in compensation effective October 1 of each year. On December 22, 2020, the Company issued 1,000,000 shares of its common stock to its CEO, valued at $1,000 as an inducement (sign-on bonus) to enter into the employment agreement (Note 8). The Company has recorded compensation expense of $41,250 and $37,500 for the three months ended June 30, 2022 and 2021, respectively. Compensation payable to the CEO was $248,750 and $207,500 as of June 30, 2022 and March 31, 2022, respectively.

The Company has recorded a total payable to the CEO of $317,136 and $240,012 as of June 30, 2022 and March 31, 2022, respectively.

NOTE 6 – LOAN PAYABLE

On June 16, 2020, the Company entered into a financing arrangement to purchase a vehicle, and obtained a loan of $78,491, payable over a term of 72 months, interest bearing at 3.99%, with a monthly payment of principal and interest of $1,228.

	June 30, 2022	March 31, 2022

Loan payable	$53,332	$56,458
Less: Current portion	(12,836)	(12,699)
Loan Payable - Non-current portion	$40,496	$43,759

The amount of loan payments due in the next five years ended March 31, are as follows:

2023 (Remainder)	$9,573
2024	13,231
2025	13,762
2026	14,321
2027	2,445
Total	$53,332

The Company recorded interest expense on the loan of $557 and $681 for the three months ended June 30, 2022 and 2021, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Office Lease

On August 27, 2020, the Company formally executed a month-to-month cancellable operating lease for leasing office space in an executive suite, commencing on September 1, 2020 for $259 per month. The Company paid a security deposit of $259 on September 7, 2020. The monthly rent increased to $279 effective January 1, 2021. The Company has recorded rent expense of $837 and $837 for the three months ended June 30, 2022 and 2021, respectively.

On October 26, 2020, the Company executed a non-cancellable operating lease agreement for its principal office for a monthly rent of $5,500, with the lease commencing on November 1, 2020 for a period of 12 months. The Company paid a security deposit of $5,500 on October 28, 2020. On November 25, 2021, the Company executed a month-to-month lease for this office facility at a monthly rental of $6,500. The Company has recorded rent expense of $19,500 and $16,500 for the three months ended June 30, 2022 and 2021, respectively.

The Company has recorded total rent expense of $20,337 and $17,337 for the three months ended June 30, 2022 and 2021, respectively.

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of June 30, 2022 and March 31, 2022, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at June 30, 2022 and March 31, 2022 was 500,000,000 authorized common shares with a par value of $0.001 per share, and 25,000,000 authorized preferred shares with a par value of $0.001 per share.

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

Common Stock

On April 6, 2022, the Company entered into consulting agreements with two business advisors for providing business advisory and consulting services for a period of six months. The Company issued 250,000 shares of common stock valued at $250,000 for such services. Due to lack of marketability and trading volume of shares, the Company agreed to offer a 50% discount on the last sale price of the common stock at $2 per share.

From April 20, 2022 to June 30, 2022, the Company sold 49,286 shares of common stock to seven investors for a total consideration of $172,500. As a result, the total issued and outstanding shares of common stock were 10,278,861 shares as of June 30, 2022 and 9,890,075 shares of common stock at March 31, 2022, respectively.

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

Series A Preferred Stock

There are 1,000,000 shares of Series A Preferred Stock designated and 292,000 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively.

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, after setting apart or paying in full the preferential amounts due to Holders of senior capital stock, if any, the Holders of Series A Preferred Stock and parity capital stock, if any, shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the Holders of junior capital stock, including Common Stock, an amount equal to $0.001 per share [the “Liquidation Preference”. If upon such liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to the Holders of the Series A Preferred Stock and parity capital stock, if any, shall be insufficient to permit in full the payment of the Liquidation Preference, then all such assets of the Company shall be distributed ratably among the holders of the Series A Preferred Stock and parity capital stock, if any. Neither the consolidation or merger of the Company nor the sale, lease or transfer by the Company of all or a part of its assets shall be deemed a liquidation, dissolution or winding up of the Company for purposes of these Liquidation Rights.

Stock Splits, Dividends and Distributions

If the Company, at any time while any Series A Convertible Preferred Stock is outstanding, (a) shall pay a stock dividend or otherwise make a distribution or distributions on shares of its Common Stock payable in shares of its capital stock (whether payable in shares of its Common Stock or of capital stock of any class), (b) subdivide outstanding shares of Common Stock into a larger number of shares, (c) combine outstanding shares of Common Stock into a smaller number of shares. or (d) issue reclassification of shares of Common Stock for any shares of capital stock of the Company, the conversion ratio, as defined, shall be adjusted by multiplying the number of shares of Common Stock issuable by a fraction of which the numerator shall be the number of shares of Common Stock of the Company outstanding after such event and of which the denominator shall be the number of shares of Common Stock outstanding before such event. Any adjustment made pursuant to this paragraph (e)(iii) shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision, combination or reclassification.

Conversion Rights

Each share of Series A Preferred Stock is convertible, at the option of the holder, into 1,000 shares of Common Stock.

Voting Rights

The holders of shares of Series A Convertible Preferred Stock shall be entitled to vote on any and all matters considered and voted upon by the Company’s Common Stock. The holders of the Series A Convertible Preferred Stock shall be entitled to 1,000 (one thousand) votes per share of Common Stock.

As a result of all preferred stock issuances, the total issued and outstanding shares of preferred stock were 292,000 shares as of June 30, 2022 and March 31, 2022, respectively.

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

Through our relationship with our Program Manager, we provide a unique platform different from other competitors. Unlike many other institutions and companies who only do card to card transfer domestically, our General Purpose Reloadable (“GPR”) GPR BlueOne prepaid card can instantly transfer money from card to card across the border through our mobile application. Consumers who receive the card-to-card transfer can easily cash out the money at any Automated Teller Machines (“ATM”) in the world. Thus, using our platform, consumers can save time, as well as enjoy reasonable foreign exchange rate cost.

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

Results of Operations for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021 (Unaudited)

Revenues and Cost of Sales

We did not sell any prepaid cards to the customers during the three months ended June 30, 2022 and 2021, respectively.

Operating Expenses

Legal & Filing Fees

Legal and filing fees consisted of fees incurred by the Company in preparing and filing the regulatory reports with the Securities and Exchange Commission. The Company recorded legal and filing fees of $17,251 for the three months ended June 30, 2022, compared to $5,327 for the same comparable quarter ended June 30, 2021, respectively. The increase in legal and filing fees for the three months ended June 30, 2022 resulted primarily due to the Company incurred fees for applying for listing on the OTCQB eplatform and other expenses relating to the preparation of legal documents and filing fees in the ordinary course of business.

Rent

The Company recorded rent expense of $20,337 for the three months ended June 30, 2022 compared to $17,337 for the same comparable period in 2021, respectively. The increase in rent expense for the three months ended June 30, 2022 as compared to the comparable period in 2021 resulted due to the increase in monthly rent of the Company premises in 2022.

General & Administrative Expenses

General and administrative expenses (“G&A”) primarily included accounting, consulting and professional fees, officer’s compensation and payroll taxes, depreciation, dues and subscriptions, and other administrative expenses. For the three months ended June 30, 2022, we incurred G&A of $365,332 as compared to $85,394 for the same comparable period of 2021. The increases in G&A were primarily due to the Company engaging accountants, business advisors and consultants, research and development fees and marketing fees, payroll and other administrative expenses to expand its infrastructure and operations.

Other Income (Expense)

Other income and expenses include interest expense relating to the financing the purchase of Company vehicle and credit card interest. We reported interest expense of $1,424 for the three months June 30, 2022, as compared to $724 for the same comparable periods of 2021. The increase in interest expense resulted due to the credit card interest charged by the bank due to Company making partial payments on its credit card balances.

Net Loss

We reported a net loss of $404,344 for the three months ended June 30, 2022 as compared to a net loss of $108,782 for the same comparable period in 2021. The increase in the net loss was primarily due to the increase in operating expenses incurred by us.

Liquidity and Capital Resources

Liquidity and Capital Resources for the three months ended June 30, 2022 compared to the three months ended June 30, 2021

	June 30, 2022	June 30, 2021
Summary of Cash Flows:
Net cash used in operating activities	$(89,143)	$(72,730)
Net cash used in investing activities	-	-
Net cash provided by (used in) financing activities	169,374	(3,003)
Net increase (decrease) in cash	80,231	(75,733)
Cash – Beginning of the period	41,318	340,502
Cash – End of the period	$121,549	$264,769

Operating Activities

Cash used in operating activities of $89,143 for the three months ended June 30, 2022 was primarily as a result of net loss of $404,344, depreciation of $11,384, stock compensation expense of $250,000, and a increase in operating assets and liabilities of $53,817 due to increase in prepaid deposits of $23,700, increase in accrued liabilities of $393, and increase in related party payable of $77,124. Cash used in operating activities of $72,730 for the three months ended June 30, 2021 resulted primarily due to net loss of $108,782, depreciation of $10,525, and increase in operating assets and liabilities of $25,527 due to increase in prepaid deposits of $1,228, decrease in accrued liabilities of $6,327, and increase in related party payable of $33,082.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2022 and 2021, was $0.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2022 was $169,374 consisting of cash received from sale of common stock of $172,500, and loan payments of $3,126 for purchase of vehicle. Net cash used in financing activities for the three months ended June 30, 2021 was $3,003 for the loan payments for purchase of vehicle.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the three months ended June 30, 2022, we had incurred a net loss of $404,344, used net cash in operating activities of $89,143 and accumulated deficit of $1,544,157. These matters raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Our management plans to provide for our capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

While our significant accounting policies are described in more details in Note 2 of our annual financial statements included in our 2021 Annual Report filed with the SEC on June 29, 2022, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Development Stage and Capital Resources

We have devoted substantially all of our efforts to business planning since our inception on July 6, 2007. Accordingly, we are considered to be in the development stage. We have not generated revenues from our operations on a commercial scale and we will not commence generating revenues until sometime during the fourth calendar quarter of 2022.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-K. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations which have not been adopted.

Impact of COVID-19

During the three months ended June 30, 2022, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the three months ended June 30, 2022 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Currently, there is only one officer and one director, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer (who also serves as the principal financial and accounting officer) believes that the Company’s disclosure controls and procedures are not effective as of June 30, 2022 due to the following material weaknesses. We lacked the ability to have adequate segregation of duties in the financial statement preparation process. Further the Company did not maintain adequate documentation for review and supporting matters impacting financial reporting in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2022, we sold a total of 49,286 shares of Common Stock to seven investors for gross proceeds of $172,500.

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

BlueOne Card, Inc.

Date:	August 11, 2022	/s/ James Koh
James Koh
(Principal Executive Officer and Principal Financial and Accounting Officer)

