Form 10-Q
period 2022-09-30
BlueOne Card, Inc.
filed 2022-11-21
CIK 1496690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at November 21, 2022 was 10,336,004.

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

ii

PART I.

Item 1. Financial Statements.

BLUEONE CARD, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2022	March 31, 2022
ASSETS
Current Assets
Cash	$19,885	$41,318
Prepaid deposits	294,206	270,506
Total Current Assets	314,091	311,824

Property and equipment, net	60,256	135,285
Right-of-use asset	57,713	-
Total Assets	$432,060	$447,109

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$46,201	$39,098
Related party payables	348,058	240,012
Customer deposits	20,000	20,000
Loan payable, current portion	-	12,699
Lease liability – current maturity	16,376	-
Total Current Liabilities	430,635	311,809

Loan payable, non-current portion	-	43,759
Lease liability – net of current maturity	33,814	-
Total Liabilities	464,449	355,568

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 25,000,000 shares authorized, 292,000 shares issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	292	292
Common stock, $0.001 par value; 500,000,000 shares authorized, 10,278,861 and 9,979,575 shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively	10,279	9,980
Additional paid in capital	1,643,283	1,221,082
Accumulated deficit	(1,686,243)	(1,139,813)
Total Stockholders’ Equity (Deficit)	(32,389)	91,541

Total Liabilities and Stockholders’ Equity	$432,060	$447,109

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Revenues	$-	$19,750	$-	$19,750

Cost of sales	-	12,328	-	12,328

Gross Profit	-	7,422	-	7,422

Operating Expenses
Legal and filing fees	4,524	3,131	21,775	8,458
Rent	26,400	17,337	46,737	34,674
General and administrative	109,995	138,856	475,327	224,250
Total Operating Expenses	140,919	159,324	543,839	267,382

Loss from Operations	(140,919)	(151,902)	(543,839)	(259,960)

Other Income (Expense)
Interest expense	(1,167)	(434)	(2,591)	(1,158)
Total Other Income (Expense)	(1,167)	(434)	(2,591)	(1,158)

Loss before Income Taxes	(142,086)	(152,336)	(546,430)	(261,118)

Provision for Income Tax		-	-	-

Net Loss	$(142,086)	$(152,336)	$(546,430)	$(261,118)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.02)	$(0.05)	$(0.03)

Weighted Average Number of Shares Outstanding - Basic and Diluted	10,278,861	9,928,162	10,253,916	9,904,614

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended September 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - June 30, 2022	292,000	$292	10,278,861	$10,279	$1,643,283	$(1,544,157)	$109,697
Net loss	-	-	-	-	-	$(142,086)	(142,086)
Balance - September 30, 2022	292,000	$292	10,278,861	$10,279	$1,643,283	$(1,686,243)	$(32,389)

For the Six Months Ended September 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - March 31, 2022	292,000	$292	9,979,575	$9,980	$1,221,082	$(1,139,813)	$91,541
Sale of common stock	-	-	49,286	49	172,451	-	172,500
Issuance of common stock for services	-	-	250,000	250	249,750	-	250,000
Net loss	-	-	-	-	-	(546,430)	(546,430)
Balance - September 30, 2022	292,000	$292	10,278,861	$10,279	$1,643,283	$(1,686,243)	$(32,389)

For the Three Months Ended September 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - June 30, 2021	292,000	$292	9,890,075	$9,890	$1,042,172	$(717,768)	$334,586
Sale of common stock	-	-	62,000	62	123,938	-	124,000
Net loss	-	-	-	-	-	(152,336)	(152,336)
Balance - September 30, 2021	292,000	$292	9,952,075	$9,952	$1,166,110	$(870,104)	$306,250

For the Six Months Ended September 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - March 31, 2021	292,000	$292	9,890,075	$9,890	$1,042,172	$(608,986)	$443,368
Sale of common stock	-	-	62,000	62	123,938	-	124,000
Net loss	-	-	-	-	-	(261,118)	(261,118)
Balance - September 30, 2021	292,000	$292	9,952,075	$9,952	$1,166,110	$(870,104)	$306,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(546,430)	$(261,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,501	21,050
Amortization of right-of-use asset	6,063	-
Loss on sale of vehicle	2,034	-
Stock compensation expense	250,000	-
Changes in operating assets and liabilities:
(Increase) in prepaid deposits	(23,700)	(4,864)
(Increase) in right-of-use asset	(13,586)	-
Increase (decrease) in accrued liabilities	7,265	(4,720)
Increase in related party payables	108,046	60,996
Net Cash Used In Operating Activities	(190,807)	(188,656)

Cash Flows From Financing Activities:
Cash proceeds from sale of common stock	172,500	124,000
Cash paid for loan payable	(3,126)	(5,023)
Net Cash Provided By Financing Activities	169,374	118,977

Net (Decrease) in Cash	(21,433)	(69,679)

Cash - Beginning of the Period	41,318	340,502

Cash - End of the Period	$19,885	$270,823

Supplemental Disclosures of Cash Flows
Cash paid for interest	$2,591	$1,158
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Sale of vehicle	$50,246	$-
Repayment of loan payable	$50,246	$-
Present value of lease liability	$50,190	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

General

The unaudited condensed financial statements of BlueOne Card, Inc. (“BlueOne” or the “Company”) as of September 30, 2022 and for the six months ended September 30, 2022 and 2021 should be read in conjunction with the financial statements for the years ended March 31, 2022 and 2021, respectively. BlueOne (formerly known as Avenue South Ltd., TBSS International, Inc., or Manneking Inc.), was incorporated on July 6, 2007 under the laws of the state of Nevada. The Company started its business as a retailer and importer of domestic home furnishings from Hong Kong. On September 30, 2011, the Company changed its name to TBSS International, Inc., which was engaged in gold mining and drilling and general construction. On April 26, 2019, Corporate Compliance, LLC filed a re-application for custodianship pursuant to Nevada Revised Statutes NRS 78.347. The Eighth Judicial District Court of Clark County, Nevada granted custodianship over TBSS International, Inc. to Corporate Compliance, LLC. On October 15, 2019, the Company changed its name to Manneking Inc., and then to BlueCard One, Inc. on June 30, 2020.

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

Basis of Presentation

The interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company. For purposes of comparability, certain prior period amounts have been reclassified to conform to the current period presentation. The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. The interim condensed financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These interim condensed financial statements, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2022 and 2021; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed financial statements, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on June 29, 2022. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period.

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has generated minimal revenues since its formation and has suffered operating losses since July 6, 2007 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $546,430 for the six months ended September 30, 2022, used net cash flows in operating activities of $190,807, and has an accumulated deficit of $1,686,243 as of September 30, 2022. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The interim condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and March 31, 2022, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes saleable prepaid debit cards that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At September 30, 2022 and March 31, 2022, there were no reserves for obsolete and slow-moving inventory.

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

Long-lived Assets

In accordance with Accounting Standards Codification (“ASC”) ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three months ended September 30, 2022 and 2021, respectively.

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

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Net loss computation of basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(142,086)	$(152,336)	$(546,430)	$(261,118)

Basic and diluted net loss per share:
Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.05)	$(0.03)
Basic and diluted weighted average common shares outstanding	10,278,861	9,928,162	10,253,916	9,904,614

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive, are as follows as of September 30, (in common equivalent shares):

	September 30, 2022	March 31, 2022
Preferred stock	292,000,000	292,000,000
Total anti-dilutive weighted average shares	292,000,000	292,000,000

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

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the condensed balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate which is consummate with the respective lease term. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components as permitted under ASC 842. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

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

NOTE 3 – PREPAID DEPOSITS

Prepaid deposits consisted of the following:

	September 30, 2022	March 31, 2022

Prepaid rent	$6,759	$6,759
Prepaid cards inventory	77,900	77,900
Prepaid Business Identification Number	209,547	180,847
Other	-	5,000
Total	$294,206	$270,506

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	September 30, 2022	March 31, 2022

Furniture and Fixtures	5 years	$120,519	$120,519
Office equipment	3 years	5,500	5,500
Vehicles	5 years	-	97,991
		126,019	224,010
Less: Accumulated depreciation		(65,763)	(88,725)
Total		$60,256	$135,285

Depreciation expense amounted to $8,117 and $19,501 for the three months and six months ended September 30, 2022 as compared to $10,525 and $21,050 for the same comparable periods of 2021.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”), from time to time, has provided advances to the Company for its working capital purposes. The CEO had advanced funds to the Company totaling $58,058 and $32,512 as of September 30, 2022 and March 31, 2022, respectively. The funds advanced are unsecured, non-interest bearing, and due on demand.

On December 1, 2020, the Company entered into an employment agreement with its CEO for a three-year term, for an annual compensation of $150,000 with a 10% annual increase in compensation effective October 1 of each year. On December 22, 2020, the Company issued 1,000,000 shares of its common stock to its CEO, valued at $1,000 as an inducement (sign-on bonus) to enter into the employment agreement (Note 8). The Company has recorded compensation expense of $41,250 and $82,500 for the three months and six months ended September 30, 2022 as compared to $37,500 and $75,000 for the same comparable periods in 2021. Compensation payable to the CEO was $290,000 and $207,500 as of September 30, 2022 and March 31, 2022, respectively.

The Company has recorded a total payable to the CEO of $348,058 and $240,012 as of September 30, 2022 and March 31, 2022, respectively.

NOTE 6 – LOAN PAYABLE

On June 16, 2020, the Company entered into a financing arrangement to purchase a vehicle, and obtained a loan of $78,491, payable over a term of 72 months, interest bearing at 3.99%, with a monthly payment of principal and interest of $1,228. On July 15, 2022, the Company sold the vehicle to a third party and assigned the loan payments to the third party. The Company had a loan balance of $53,494 as of July 18, 2022 which was paid off by the purchaser of vehicle directly to the loan holder. The net book value of vehicle after accumulated depreciation of $42,463 at July 15, 2022 was $55,528. The Company recorded a loss on sale of vehicle of $2,034 on September 30, 2022.

	September 30, 2022	March 31, 2022

Loan payable	$-	$56,458
Less: Current portion	-	(12,699)
Loan Payable - Non-current portion	$-	$43,759

The Company recorded interest expense on the loan of $525 and $1,083 for the three months and six months ended September 30, 2022 as compared to interest expense of $434 and $1,115 for the same comparable periods in 2021.

The Company uses its credit cards to make purchases in the normal course of business. The Company recorded $1,167 and $2,033 in interest charges payable to the credit card company for the three months and six months ended September 30, 2022. The Company recorded $0 and $43 in interest charges payable to the credit card company for the three months and six months ended September 30, 2021.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Vehicle

On July 12, 2022, the Company executed a non-cancellable operating lease for a vehicle with the lease commencing on July 12, 2022 for a three-year term. The Company paid $10,000 at the execution of the lease which included $1,793 as first month payment, and $8,207 as vehicle registration, capitalized cost reduction and other handling fees. The lease expires on July 11, 2025.

Supplemental balance sheet information related to the lease is as follows as of September 30, 2022:

Operating Lease
Right-of-use asset, net	$57,713

Current lease liabilities	$16,376
Non-current lease liabilities	33,814
Total operating lease liabilities	$50,190

Weighted average remaining lease term (years)	2.75

Weighted average discount rate per annum	12%

As the lease do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future costs are as follows:

For the years ending	Vehicle Lease
March 31, 2023 (remaining)	$10,759
March 31, 2024	21,518
March 31, 2025	21,518
March 31, 2026	5,379
Total lease payments	59,174
Less: imputed interest	(8,984)
Present value of lease liabilities	$50,190

Office Leases

On August 27, 2020, the Company formally executed a month-to-month cancellable operating lease for leasing office space in an executive suite, commencing on September 1, 2020 for $259 per month. The Company paid a security deposit of $259 on September 7, 2020. The monthly rent increased to $279 effective January 1, 2021. The Company has recorded rent expense of $837 and $1,674 for the three months and six months ended September 30, 2022 and $837 and $1,674 for the same comparable periods of 2021.

On October 26, 2020, the Company executed a non-cancellable operating lease agreement for its principal office for a monthly rent of $5,500, with the lease commencing on November 1, 2020 for a period of 12 months. The Company paid a security deposit of $5,500 on October 28, 2020. On November 25, 2021, the Company executed a month-to-month lease for this office facility at a monthly rental of $6,500. The Company has recorded rent expense of $19,500 and $39,000 for the three months and six months ended September 30, 2022, as compared to $16,500 and $33,000 for the same comparable periods in 2021.

The Company has recorded total rent expense of $26,400 and $46,737 for the three months and six months ended June 30, 2022 as compared to $17,337 and $34,674 for the same comparable periods in 2021.

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of September 30, 2022 and March 31, 2022, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at September 30, 2022 and March 31, 2022 was 500,000,000 authorized common shares with a par value of $0.001 per share, and 25,000,000 authorized preferred shares with a par value of $0.001 per share.

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

From April 20, 2022 to September 30, 2022, the Company sold 49,286 shares of common stock to seven investors for a total consideration of $172,500. As a result, the total issued and outstanding shares of common stock were 10,278,861 shares as of September 30, 2022 and 9,979,575 shares of common stock at March 31, 2022, respectively.

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

Series A Preferred Stock

There are 1,000,000 shares of Series A Preferred Stock designated and 292,000 shares issued and outstanding as of September 30, 2022 and March 31, 2022, respectively.

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

Stock Splits, Dividends and Distributions

If the Company, at any time while any Series A Convertible Preferred Stock is outstanding, (a) shall pay a stock dividend or otherwise make a distribution or distributions on shares of its Common Stock payable in shares of its capital stock (whether payable in shares of its Common Stock or of capital stock of any class), (b) subdivide outstanding shares of Common Stock into a larger number of shares, (c) combine outstanding shares of Common Stock into a smaller number of shares. Or (d) issue reclassification of shares of Common Stock for any shares of capital stock of the Company, the conversion ratio, as defined, shall be adjusted by multiplying the number of shares of Common Stock issuable by a fraction of which the numerator shall be the number of shares of Common Stock of the Company outstanding after such event and of which the denominator shall be the number of shares of Common Stock outstanding before such event. Any adjustment made pursuant to this paragraph €(iii) shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision, combination or reclassification.

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

As a result of all preferred stock issuances, the total issued and outstanding shares of preferred stock were 292,000 shares as of September 30, 2022 and March 31, 2022, respectively.

NOTE 9 – SUBSEQUENT EVENTS

On October 7, 2022, the Company sold 57,143 shares of common stock to an accredited investor for $200,000.

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

Reseller Agreement with EndlessOne Global, Inc.

Effective August 15, 2020, we entered into the Authorized Reseller Agreement with the Program Manager (the “Reseller Agreement”) for a two-year term, pursuant to which we have agreed to be a reseller or an independent sales representative of the Program Manager and its products and the Program Manager has agreed to support our reselling efforts. The Reseller Agreement’s term was extended on August 1, 2022 for a two-year period, and it expires on August 14, 2024. The Reseller Agreement does not provide exclusivity and there are no volume sales requirements pertaining to our reselling efforts. The Reseller Agreement is renewable by mutual consent of each of the parties for one-year terms unless either party provides written notice to the other party at least 90 days prior to the termination of the term of the Reseller Agreement. The Reseller Agreement may be terminated by either party upon a material breach of either party with the non-breaching party providing written notice to the breaching party and the breach remaining uncured with 60 days of the notice. The Reseller Agreement may also be terminated by either party by written notice if either party ceases to carry on as a going concern, becomes the object of the institution of voluntary or involuntary proceedings in bankruptcy, insolvency, or liquidation, makes an assignment for the benefit of creditors, or if a receiver is appointed with respect to all or a substantial part of its assets.

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

Results of Operations for the Three Months and Six Months Ended September 30, 2022 Compared to the Three Months and Six Months Ended September 30, 2021 (Unaudited)

Revenues and Cost of Sales

We did not sell any prepaid cards to the customers during the three months and six months ended September 30, 2022 as compared to selling prepaid cards of $19,750 and $19,750 for the same comparable periods in 2021. Cost of sales were $0 for the three months and six months ended September 30, 2022 as compared to $12,328 and $12,328 for the same comparable periods in 2021.

Operating Expenses

Legal & Filing Fees

Legal and filing fees consisted of fees incurred by the Company in preparing and filing the regulatory reports with the Securities and Exchange Commission. The Company recorded legal and filing fees of $4,524 and $21,775 for the three months and six months ended September 30, 2022, compared to $3,131 and $8,458 for the same comparable periods in 2021, respectively. The increase in legal and filing fees for the three months and six months ended September 30, 2022 resulted primarily due to the Company incurring fees for applying for listing on the OTCQB platform and other expenses relating to the preparation of legal documents and filing fees in the ordinary course of business.

Rent

The Company recorded rent expense of $26,400 and $46,737 for the three months and six months ended September 30, 2022, compared to $17,337and $34,674 for the same comparable periods in 2021, respectively. The increase in rent expense for the three months and six months ended September 30, 2022 as compared to the comparable period in 2021, resulted due to the increase in monthly rent of the Company premises in 2022 and monthly rent towards leasing a vehicle in July 2022.

General & Administrative Expenses

General and administrative expenses (“G&A”) primarily included accounting, consulting and professional fees, officer’s compensation and payroll taxes, depreciation, dues and subscriptions, and other administrative expenses. For the three months and six months ended September 30, 2022, we incurred G&A of $109,996 and $475,327 as compared to $138,856 and $224,250 for the same comparable periods of 2021. The reduction in G&A for the three months ended September 30, 2022 was primarily due to the Company controlling and better managing the professional advisors and consultants, research and development fees and marketing fees, payroll and other administrative expenses to expand its infrastructure and operations. The increase in G&A expenses for the six months ended September 30, 2022 resulted primarily due to retaining the services of professional business advisors to provide strategic consulting services to up list the Company to OTCQX exchange.

Other Income (Expense)

Other income and expenses include interest expense relating to the financing the purchase of Company vehicle and credit card interest. We reported interest expense of $1,167 and $2,591 for the three months and six months ended September 30, 2022, as compared to $434 and $1,158 for the same comparable periods of 2021. The increase in interest expense resulted due to the credit card interest charged by the bank due to Company making partial payments on its credit card balances.

Net Loss

We reported a net loss of $142,086 and $546,430 for the three months and six months ended September 30, 2022 as compared to a net loss of $152,336 and $261,118 for the same comparable periods in 2021. The increase in the net loss was primarily due to the increase in operating expenses incurred by us.

Liquidity and Capital Resources

Liquidity and Capital Resources for the six months ended September 30, 2022 compared to the six months ended September 30, 2021

	September 30, 2022	September 30, 2021
Summary of Cash Flows:
Net cash used in operating activities	$(190,807)	$(188,656)
Net cash provided by financing activities	169,374	118,977
Net (decrease) in cash	(21,433)	(69,679)
Cash – Beginning of the period	41,318	340,502
Cash – End of the period	$19,885	$270,823

Operating Activities

Cash used in operating activities of $190,807 for the six months ended September 30, 2022 was primarily as a result of net loss of $546,430, depreciation of $19,501, loss on sale of vehicle of $2,034, stock compensation expense of $250,000, and a net increase in operating assets and liabilities of $78,025 due to increase in prepaid deposits of $23,700, increase in right-of-use asset of $13,586, increase in accrued liabilities of $7,265, and increase in related party payable of $108,046. Cash used in operating activities of $188,656 for the six months ended September 30, 2021 resulted primarily due to net loss of $261,118, depreciation of $21,050, and increase in operating assets and liabilities of $51,412 due to increase in prepaid deposits of $4,864, decrease in accrued liabilities of $4,720, and increase in related party payable of $60,996.

Investing Activities

Net cash used in investing activities for the six months ended September 30, 2022 and 2021, was $0.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2022 was $166,289 consisting of cash received from sale of common stock of $172,500, and loan payments of $3,126 for purchase of vehicle. Net cash provided by financing activities for the six months ended September 30, 2021 was $118,977 primarily due to cash proceeds from sale of stock of $124,000 and $5,023 for the loan payments for purchase of vehicle.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the six months ended September 30, 2022, we had incurred a net loss of $546,430, used net cash in operating activities of $190,807 and accumulated deficit of $1,686,243. These matters raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Our management plans to provide for our capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Currently, there is only one officer and one director, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer (who also serves as the principal financial and accounting officer) believes that the Company’s disclosure controls and procedures are not effective as of September 30, 2022 due to the following material weaknesses. We lacked the ability to have adequate segregation of duties in the financial statement preparation process. Further the Company did not maintain adequate documentation for review and supporting matters impacting financial reporting in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 5. Other Information.

On August 1, 2022, we entered into Amendment No. 1 to the Reseller Agreement with EndlessOne Global, Inc. which extended the termination date of the Reseller Agreement to August 14, 2024.

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item
10.1*	Amendment No. 1 to the Reseller Agreement with EndlessOne Global, Inc. dated August 1, 2022

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

*	Filed with this Report
**	Furnished with this Report

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlueOne Card, Inc.

Date:	November 21, 2022	/s/ James Koh
James Koh
(Principal Executive Officer and Principal Financial and Accounting Officer)

