Form 10-K
period 2023-03-31
BlueOne Card, Inc.
filed 2023-07-14
CIK 1496690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold and issued, was $10,870,319  on September 30, 2022.

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at July 14, 2023 was 12,033,704.

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

PART I

ITEM 1.	BUSINESS

Overview

BlueOne Card Inc., a Nevada corporation (the “Company”), through our relationship with our program manager, EndlessOne Global, Inc., a Nevada corporation (the “Program Manager”), is a reseller of an all-in-one prepaid, branded card to be issued by the Program Manager which we believe has numerous user benefits. We are aiming to provide  innovative pay out solutions and prepaid cards to consumers. Unlike other prepaid card distributors and companies, we specifically aim to target  those customers who are unbanked, or non-bankable, and who have needs crossing international borders. The Program Manager’s platform has been recently completed, is in the beta-testing stage, and is not yet fully-functioning.

According to the data from the Federal Reserve, there are an estimated 55 million adults residing in the U.S. who are unbanked or underbanked.1 This means that about 17% of the entire U.S. population has difficulties utilizing the standard banking system. This is our target group customers. Through our relationship with the Program Manager, we will earn  our revenues mostly through commissions derived from monthly fees charged to customers to the Program Manager provided by us for the issued general purpose reloadable prepaid card, reloading fees, ATM withdrawal fees, and card to card money transaction fees. We will be acting  as an independent sales representative of the Program Manager and we will not  receive revenue from customer contracts, which will be  executed with the Program Manager.

To date, we have generated nominal revenues from our planned business and our business is in a development stage. The Program Manager’s platform is not fully functional and only nominal revenues have been derived from the sales of prepaid debit and gift cards. Once the Program manager’s platform is fully-functional, we anticipate deriving revenues from processing fees.

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

On April 26, 2019, Corporate Compliance, LLC filed a re-application for custodianship pursuant to Nevada Revenue Statute NRS 78.347. The Eighth Judicial District Court of Clark County, Nevada granted custodianship of TBSS International, Inc. to Corporate Compliance, LLC. On October 15, 2019, we changed our name to “Manneking Inc.,” and then to “BlueOne Card, Inc.” on June 30, 2020.

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

EndlessOne Global Inc. (the “EndlessOne”), is an International Payment Card Issuer, Processor and a Banking Software company whose platform is still in the beta-testing stage . EndlessOne plans to  have ambassadors and card experts available around the world 24/7 to serve and provide its client/customers with the next generation of card and banking software. EndlessOne is ushering in a new kind of debit card, one with comprehensive services and instant upfront reward packages. As an eWallet provider creating all different types of debit cards that are used every day, EndlessOne will focus on driving digital commerce with eWallet software which works for all people. The easy-to-use eWallet will allow the banked or unbanked customer the ability and freedom to manage their money.

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

On August 1, 2022, we entered into Amendment No. 1 to the Reseller Agreement which extended the termination date of the Reseller Agreement to August 14, 2024.

Service Agreement with EndlessOne Global, Inc.

On September 1, 2020, we entered into a Service Agreement with the Program Manager whereby, the Program Manager agreed to provide data processing, transaction processing, software development and related services in connection with our customers’ accounts. The Program Manager agreed to provide, subject to the applicable approvals of the networks, for completion of the initial start-up within 120 days of receiving the full due diligence requirement by the bank and the Program Manager, or at a date as may be mutually agreed upon by the Program manager and us. This agreement is effective from September 1, 2020 and will extend for five processing years, and thereafter, the term will be automatically renewed for one year periods unless terminated by either party with written notice of 180 days following the completion of the original term.

We agreed to use all reasonable resources, including the assignment of adequate personnel to assure timely performance of those functions required by us under the start-up, and comply with all reasonable directions of the Program Manager so as to enable start-up to be completed on or before the scheduled start-up date. We agreed to pay any required start-up, set-up and/or implementation fees, any costs and expenses incurred in connection with the start-up of card programs for our customers and software development under this agreement.

During the term of this agreement, we agreed to conduct our business and make all undertakings reasonable or necessary in order that we may be eligible for sponsorship by a sponsor bank member of the networks, STAR and/or any association.

We agreed to pay the Program Manager the processing fees as set forth in this agreement. The Program Manager reserves the right to modify charges for services, add, delete or modify services from time to time in its sole discretion. Any changes made by the Program Manager with respect to processing fees within the initial two year term must be mutually agreeable, excluding special fees or other third-party costs.

The Program Manager shall provide us with prepaid debt and gift cards of requested quantity, create a range of prepaid debit accounts, using banking identification numbers provided to the Program Manager by our issuing bank and produce and deliver plastic card production tape media, including personal identification number (PIN) generation for the range of created prepaid debit accounts. Upon the first loading of value to a prepaid debit account, the Program Manager will create and activate a cardholder account on the Program Manager’s system, and create linkage between the cardholder account on EndlessOne system and our cardholder aggregate settlement account at our issuing bank.

We agreed to pay for all new programming outside the scope listed in this agreement such as but not limited to mobile apps, websites back office and the integrations with the sponsoring banks and processors as we go. We agreed to pay a one-time fee of $250,000 to initiate the process to establish one banking identification number, including the program setup, integration, API connection and implementation process required to bring the program live.

On September 15, 2020, we made a deposit of $100,000 for software development to the Program Manager towards programming and designing our prepaid debit and gift cards with our card design and logo.

On February 8, 2021, we paid $49,313 to the Program Manager towards purchase 10,000 prepaid debit cards. On July 7, 2021, August 30, 2021 and April 4, 2022, we made additional payments of $5,000, $12,193 and $28,700 to our Program Manager for enhancing and developing new software applications for our prepaid cards.   On November 4, 2021, February 22, 2022, and March 4, 2022, we purchased 5,000 cards, 2,000 cards, and 30,000 additional cards from our Program Manager and paid $42,450, $17,900 and $60,000, respectively. Since inception, we have sold 14,500 prepaid debit cards to our customers.

The Program Manager’s Unique Platform

We believe the Program Manager will provide a unique platform different from other competitors. Unlike many other institutions and companies who only do card-to-card transfer domestically, the Program Manager’s prepaid debit and gift cards will instantly transfers money from card-to-card across the border through a mobile application. Consumers who receive the card-to-card transfer will easily be able to cash out the money at any Automated Teller Machine (“ATM”) in the world. Thus, using the Program Manager’s platform, consumers will save time, as well as enjoy reasonable foreign exchange rate cost.

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

Employees

As of July 14, 2023, we had one employee, Mr. James Koh, our Chief Executive Officer (“CEO”), who is also a full-time employee.

On December 1, 2020, we entered into an Employment Agreement with James Koh, our President and CEO. The terms of the agreement are stated in PART III, Item 11 “Executive Compensation” section.

At any given time, we will also engage 2-5 independent contractors.

Competition

Our core business includes the offering of the Program Manager’s prepaid debit and gift cards that provide consumer benefits such as no overdraft fees, no interest fees, virtual bank accounts, and free direct deposit. Consequently, we, as a reseller of the cards, compete against companies and financial institutions across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries and we may also compete with others in the market who may in the future provide offerings similar to ours. Furthermore, many of our competitors are entities substantially larger in size (such as Green Dot Corporation), more highly diversified in revenue, and substantially more established with significantly more broadly known brand awareness than ours. As such, many of our competitors can leverage their size, robust networks, financial wherewithal, brand awareness, pricing power and technological assets to compete with us. Additionally, some of our current and potential competitors are subject to fewer regulations and restrictions than we are and thus may be able to respond more quickly in the face of regulatory and technological changes.

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

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Any reference to risks associates with the Program Manager are not the official stance of the Program Manager and should not be interpreted as such. All assertions pertaining to the Program Manager herein are reasonable assumptions of risks facing the Program Manager. As a reseller of the Program Manager’s prepaid debit and gift cards, our business is dependent upon the Program Manager.

A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities and customers could adversely impact our business.

If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus and its variants (COVID-19) first identified in Wuhan, Hubei Province, China, or other public health crisis were to affect our markets, facilities, our customers, or the Program Manager, our business could be adversely affected. Consequences of the coronavirus outbreak were resulting in disruptions in or restrictions on our ability to travel. If such an infectious disease broke out at our office, facilities or work sites or those of the Program Manager, our operations may be affected significantly, our productivity may be affected, and we may incur increased costs. If the persons and entities with whom we have contractual relationships, principally, the Program Manager, are affected by an outbreak of infectious disease, we may incur increased costs or our customers could experience complications with our products and services. If our subcontractors with whom it works were affected by an outbreak of infectious disease, our labor supply may be affected and we may incur increased labor costs. Further, an infectious outbreak may cause disruption to the U.S. and global economy, or the local economies of the markets in which we operate, increase costs associated with our business, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate. Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business. In response to the COVID-19 situation, federal, state and local governments (or other governments or bodies) were considering placing, or have placed, restrictions on travel and conducting or operating business activities. At this time those restrictions are very fluid and evolving. We have been and will continue to be impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us, our customers, our subcontractors, and others with whom we work or the overall economic environment. As such, the impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material. In addition, due to the speed with which the COVID-19 situation has developed and evolved, there is uncertainty around its ultimate impact on public health, business operations and the overall economy; therefore, the negative impact on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material.

Our business is dependent upon our contractual relationship with EndlessOne Global, the Program Manager, and, if the Reseller Agreement and Service Agreement are terminated or if the Program Manager defaults on its contractual obligations or its business experiences difficulties, our business would likely fail.

We have entered into the Reseller Agreement and Service Agreement with EndlessOne Global, Inc. pursuant to which we have agreed to be a reseller of the Program Manager’s prepaid debit and gift cards. At the time, our ability to generate revenues is completely dependent upon our ability to resell the Program Manager’s prepaid debit and gift cards to end customers. If we are unable to have success as a reseller, our business will likely to fail. If the Program Manager’s business or products and services experience difficulties, our business will likely to fail.

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

The Program Manager’s platform is currently not fully functional. Prolonged functionality delays could have a material adverse effect on our business. Once fully functional, in the event that the Program Manager’s platform encounters additional functionality issues, our business could fail.

Our operating results may fluctuate in the future, which could cause our stock price to decline.

Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our Common Stock, the trading price of our Common Stock could decline substantially. Fluctuations in our quarterly or annual results of operations might result from a number of factors, including, but not limited to:

●	The unprecedented impact of COVID-19 pandemic on our business, customers, employees, consultants, service providers, stockholders, investors and other stakeholders

●	the timing and volume of purchases and use of our products and services by our customers;

●	our ability to effectively sell our products through direct-to-consumer initiatives;

●	the timing and success of new product or service introductions by us or our competitors;

●	changes in the level of interchange rates that can be charged;

●	fluctuations in customer retention rates;

●	changes in the mix of products and services that we sell;

●	changes in the mix of retail distributors through which we sell our products and services;

●	the timing of commencement of new product development and initiatives, the timing of costs of existing product roll-outs and the length of time we must invest in those new products, channels or retail distributors before they generate material operating revenues;

●	changes in our or our competitors’ pricing policies or sales terms;

●	costs associated with significant changes in our risk policies and controls;

●	the amount and timing of costs related to the acquisition of complementary businesses;

●	the amount and timing of costs of any major litigation to which we are a party;

●	disruptions in the performance of our products and services, including interruptions in the services we provide to other businesses, and the associated financial impact thereof;

●	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our business, operations and infrastructure;

●	continued low interest rate environment or interest rate volatility;

●	accounting charges related to impairment of intangible assets;

●	our ability to control costs, including third-party service provider costs and sales and marketing expenses in an increasingly competitive market;

●	volatility in the trading price of our Common Stock, which may lead to higher or lower stock-based compensation expenses; and

●	changes in the political or regulatory environment affecting the banking or electronic payments industries.

If we are unable to find and retain distributors for the Program Manager’s prepaid debit and gift cards, our business will fail.

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

Most of our operating revenues will be derived from commissions on the sales of our Program Manager’s products and services sold at the stores of our retail distributors, including liquor stores. Revenues from commissions will depend on a number of factors outside our control and may vary from period to period. Because we will compete with many other providers of our Program Manager’s products and services, including competing prepaid cards, for placement and promotion of products in the stores of our prospective retail distributors, our success depends on our retail distributors and their willingness to promote our products and services successfully. In general, our contracts with these third parties will likely allow them to exercise significant discretion over the placement and promotion of our Program Manager’s products and services; which means that they could give higher priority to the products and services of other companies for a variety of reasons. Accordingly, losing the support of our retail distributors might limit or reduce the sales of our Program Manager’s products and services. Our operating revenues and operating expenses may also be negatively affected by operational decisions by our retail distributors. For example, if a retail distributor reduces shelf space for our Program Manager’s products or implements changes in its systems that disrupt the integration between its systems and ours, our resales could be reduced or decline and we may incur additional merchandising costs to ensure our Program Manager’s products are appropriately stocked. Even if our retail distributors actively and effectively promote our Program Manager’s products and services, there can be no assurance that their efforts will maintain or result in growth of our operating revenues.

Due to the fact that most of our revenues will be derived from fees from the resales of the Program Manager’s products and services, future revenue growth depends on our ability to retain and attract new long-term users of the Program Manager’s products.

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

We are highly dependent on our management, specifically James Koh. We have an employment agreement in place with Mr. Koh. If we lose our key employee(s), our business may suffer. Furthermore, our future success will also depend, in part, on the continued service of our management personnel and our ability to identify, hire, and retain additional key personnel. We not carry “key-man” life insurance on the lives of any of our executives, employees or advisors. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly.

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

We are a development stage enterprise and have recently commenced planned principal operations. We have not earned any significant revenues and have incurred net losses of $1,118,799 and cash used in operations of $331,574 for the fiscal year ended March 31, 2023, and net losses of $530,827 and cash used in operations of $452,472 for the fiscal year ended March 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern.

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

Although our management has experience in operating small companies, our management has not had to manage expansion while being a public company. Many investors may treat us as an early-stage company. In addition, our management has not overseen a company with large growth. Because we have a limited operating history, our operating prospects should be considered in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. These risks include:

●	risks that we may not have sufficient capital to achieve our growth strategy;

●	risks that we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers’ requirements; and

●	risks that our growth strategy may not be successful;

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

We estimate that it will cost approximately $250,000 annually to maintain the proper management and financial controls for our filings required as a public reporting company. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

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

Our Common Stock is very thinly traded, our stockholders may be unable to sell at or near ask prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate their shares.

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

Our principal corporate office is located at 4695 MacArthur Court, Suite 1100, Newport Beach, CA 92660.

On August 27, 2020, we formally executed a month-to-month cancellable operating lease for leasing office space in an executive suite, commencing on September 1, 2020 for $259 per month. We paid a security deposit of $259 on September 7, 2020. The monthly rent increased to $279 effective January 1, 2021 and then to $289 effective October 9, 2022.

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

On April 13, 2023, we executed a multi-tenant shopping center lease for a sales office for a monthly rent of $2,196 for a term of three years and two months. The rent is payable on the first day of the opening of business or 60 days after the commencement date. The lease required a monthly common area maintenance expense of $1,531 and a security deposit of $4,392.

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

	Quarter	High	Low
FISCAL YEAR ENDED MARCH 31, 2024	First	$8.75	$5.00

	Quarter	High	Low
FISCAL YEAR ENDED MARCH 31, 2023	First	$8.50	$8.50
	Second	$8.50	$8.50
	Third	$8.50	$8.50
	Fourth	$8.75	$8.50

	Quarter	High	Low
FISCAL YEAR ENDED MARCH 31, 2022	First	$1.05	$1.05
	Second	$1.05	$1.05
	Third	$5.92	$1.05
	Fourth	$8.50	$1.60

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

Holders of Record

As of July 14, 2023, an aggregate of 12,033,704 shares of our Common Stock were issued and outstanding and were owned by approximately 79 stockholders of record.   An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended March 31, 2023.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

We apply the following critical accounting policies in the preparation of our financial statements:

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of its assets, liabilities, equity and operations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about its estimates that are not readily apparent from other sources. Significant estimates in the accompanying financial statements include the valuation of inventory, software development costs, right-of-use assets, stock-based compensation and deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Inventory

Inventory is finished goods which consists of plastic prepaid debit cards and gift cards and is valued at the lower of cost or net realizable value using the specific identification method. The reported net value of inventory includes saleable prepaid debit cards and gift cards that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory.

Software Development Costs

Costs incurred to develop internal-use software during the preliminary project stage are expensed as incurred. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of five years of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use.

The Company conducts a qualitative assessment of internal-use software impairment using the guidelines of ASC 350-40-35-1 Internal-Use Software. If impairment is indicated, then the Company conducts a quantitative impairment test under ASC 360 for long lived assets (see below).

Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability in accordance with GAAP, when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the years ended March 31, 2023 and 2022, respectively.

Stock-based Compensation

The Company accounts for equity-based transactions with non-employees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). The Company has established that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

The Company accounts for employee stock-based compensation in accordance with the guidance of ASC Topic 718, Compensation—Stock Compensation. Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period.

Revenue Recognition

The Company recognizes revenues from card sales, when the product is deemed delivered to the customer, and the ownership/control is transferred. The Company will recognize revenue from card services fees and card transactions once the service or transaction is completed, respectively. The Company’s revenue recognition policy is based on the revenue recognition criteria established under the Financial Accounting Standards Board – Accounting Standards Codification 606 “Revenue From Contracts With Customers” which has established a five-step process to govern contract revenue and satisfy each element is as follows: (1) Identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as you satisfy a performance obligation. The Company records the revenue once all the above steps are completed. Revenues earned by the Company for the years ended March 31, 2023 and 2022, are from the sale of the prepaid debit or gift cards to its customers.

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

Recent Accounting Pronouncements

See Note 2 of Notes to Financial Statements contained in this Annual Report for management’s discussion of recent accounting pronouncements.

Results of Operations for the Year Ended March 31, 2023 Compared to the Year Ended March 31, 2022

Revenue and Cost of Sales

We recorded $25,000 and $72,200 in revenues from the sale of debit cards for the years ended March 31, 2023 and 2022, respectively. We recorded $14,000 and $54,778 for the cost associated with the purchase of debit cards for the years ended March 31, 2023 and 2022, respectively. In addition, we recorded $26,385 as reserve for the net realizable value of prepaid cards inventory and charged to cost of sales for the year ended March 31, 2023. As a result, we reported a gross profit (loss) of ($15,385) and $17,422 for the years ended March 31, 2023 and 2022, respectively.

Operating Expenses

Operating expenses included legal, accounting and professional fees, all costs associated with marketing, rent and other expenses. We recorded operating expenses of $1,098,486 and $545,685 for the years ended March 31, 2023 and 2022, respectively. The increase of $552,801 in operating expenses was primarily due to the increase in consulting and business advisory fees, increase in filing and regulatory fees, increase in payroll costs of officer, and increase in legal, accounting, marketing and professional fees paid to consultants.

Other Income (Expense)

Our other income and expenses include interest expense relating to the finance arrangement on purchase of Company vehicle and interest on credit cards. We incurred interest expense of $4,928 for the year ended March 31, 2023 as compared to $2,563 for the year ended March 31, 2022, respectively.

Net Losses

We incurred a net loss of $1,118,799 for the year ended March 31, 2023 as compared to a net loss of $530,827 for the year ended March 31, 2022. The increase in loss of $587,972 was primarily due to the increase in operating expenses incurred by us.

Liquidity and Capital Resources

Liquidity and Capital Resources for the Year Ended March 31, 2023 Compared to the Year Ended March 31, 2022

	March 31, 2023	March 31, 2022
Summary of Cash Flows:
Net cash used in operating activities	$(331,574)	$(452,472)
Net cash used in investing activities	(28,700)	(13,500)
Net cash provided by financing activities	987,074	166,788
Net increase in cash and cash equivalents	626,800	(299,184)
Beginning cash and cash equivalents	41,318	340,502
Ending cash and cash equivalents	$668,118	$41,318

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

Operating Activities

Net cash used in operations of $331,574 for the year ended March 31, 2023 was primarily a result of a loss of $1,118,799, inventory reserve of $26,385, depreciation of $32,470, noncash rent expense of $6,155, loss on sale of vehicle of $2,196 and stock-based compensation expense of $500,000. In addition, the Company recorded a net increase in operating assets and liabilities of $232,329 due to an increase in inventory of $22,985, decrease in prepaid deposits of $68,366, increase in accounts payable and accrued liabilities of $40,445, decrease in customer deposits of $20,000, increase in compensation payable to officer of $173,250, and decrease in related party payables of $6,747.

Net cash used in operations of $452,472 for the year ended March 31, 2022 was primarily a result of a loss of $530,827, depreciation of $42,388, and decrease in operating assets and liabilities of $35,967 due to increase in inventory of $28,587, increase in prepaid deposits of $86,847, increase in accounts payable and accrued liabilities of $11,600, increase in compensation payable to officer of $157,500, and decrease in related party payables of $17,699.

Investing Activities

Net cash used in investing activities for the year ended March 31, 2023 was $28,700 which resulted from purchase of software development costs. Net cash used in investing activities for the year ended March 31, 2022 of $13,500 resulted from cash paid for the purchase of office furniture and computer equipment.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2023 was $987,074, consisted of cash proceeds from the sale of common stock of $372,500, cash received from common stock subscriptions of $617,700, and cash paid for loan payable of $3,126.

Net cash provided by financing activities for the year ended March 31, 2022 was $166,788, consisted of cash proceeds from the sale of common stock of $179,000, and cash paid for loan payable of $12,212.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements for the fiscal year ending March 31, 2024 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the year ended March 31, 2023, we recorded a net loss of $1,118,799, reported net cash used in operating activities of $331,574, and recorded an accumulated deficit of $2,258,612 as of March 31, 2023. These matters raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Our management plans to provide for our capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The financial statements of the Company are included beginning on page F-1 immediately following the signature page to this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, James Koh, who serves as our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Koh, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2023. Based on his evaluation, Mr. Koh concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2023. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report.

These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

During its evaluation, management noted certain matters involving internal control and its operation that we consider to be material weaknesses under standards of the Public Company Accounting Oversight Board (“PCAOB”). A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We noted deficiencies involving lack of segregation of duties, lack of governance/oversight, and lack of internal control documentation that we believe to be material weaknesses. Other material weaknesses include lack of monitoring controls over the valuation of stock-based compensation, and evaluation of impairment of intangibles and long-lived assets.

Because of this material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2023, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

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

We continue to work with our structure in which we have an independent consultant, in order to continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. The remediation steps taken are subject to the Chief Executive Officer’s oversight. While management believes there have been improvements of internal controls over financial reporting during the year ended March 31, 2023, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to segregation of duties and maintaining adequate supporting documentation to substantiate the information reported in the financial statements which existed as of March 31, 2023, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

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

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the year ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title
James Koh*	55	President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors

*	Mr. Koh is the sole officer and director of the Company and its majority shareholder.

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

Code of Ethics.

During the period of this Annual Report, the Company did not have in place an adopted Code of Ethics due to the fact that the Company has had only one director and officer and the Company had minimal operations or business and did not generate any revenues. We do not believe that the adoption of an Ethical Code would serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. At such time as the Company commences more significant business operations, current management will recommend that such a code be adopted.

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

Beneficial Ownership Reporting Compliance – Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company and information involving securities transactions of which the Company is aware, none of the Company’s officers, directors and holders of more than 10% of the outstanding common stock of the Company failed to timely file reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2023.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table and related footnotes show the compensation paid to our named executive officers during the last fiscal years ended March 31, 2023 and 2022, and information concerning all compensation paid for services rendered to us in all capacities for our last two fiscal years.

Name and Principal Position	Year-Ended	Salary($)	All Other Compensation($)	Total($)
James Koh, President, CEO, and Chairman**	March 31, 2023	173,250	-	173.250
	March 31, 2022	157,500	-	157,500

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

During the fiscal years ended March 31, 2023 and 2022, our sole director, and President and CEO, Mr. Koh, received no compensation for services provided as a director.

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

As of March 31, 2023, the Board had awarded to consultants 250,000 shares of Common Stock under the 2022 Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and footnotes thereto sets forth information regarding the number of shares of Common Stock beneficially owned by (i) each director and named executive officer of our Company, (ii) named executive officers, executive officers, and directors of the Company as a group, and (iii) each person known by us to be the beneficial owner of 5% or more of our issued and outstanding shares of Common Stock. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 10,278,861  shares of Common Stock outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following table is: 4695 MacArthur Court, Suite 1100, Newport Beach, CA 92660.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Named Executive Officers and Directors’
James Koh, President, CEO, Secretary, and Chairman	301,000,000	(2)	99.00%
Executive Officers, Named Executive Officers, and Directors as a Group (One Person)	301,000,000		99.00%

5% Beneficial Holders (Not Named Above)
Eric Kwon	557,143		5.42%
415 Vanness Ave
Los Angeles, CA 90020

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report.

(2)	Includes 292,000,000 shares issuable upon the conversion of 292,000 shares of Series A Convertible Preferred Stock owned by Mr. Koh.

Changes in Control

There are no arrangements known to us the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed below, for transactions with our executive officers and directors, please see the disclosure under “EXECUTIVE COMPENSATION” above.

On September 30, 2020, our Chief Executive Officer converted 8,000 shares of Series A Convertible Preferred Stock into 8,000,000 shares of our Common Stock.

Our CEO, from time to time, has provided advances to us for our working capital needs. We have recorded a payable to the CEO of $25,765 and $32,512 at March 31, 2023 and at March 31, 2022, respectively. The funds advanced are unsecured, non-interest bearing, and due on demand.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees incurred for the years ended March 31, 2023 and 2022 for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	March 31, 2023 (Salberg & Company, P.A)	March 31, 2022 (SS Accounting & Auditing)
Audit Fees	$26,000	$21,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	$26,000	$21,500

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

(b) Exhibits.

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation dated July 6, 2007
3.2(2)	Certificate of Amendment dated October 22, 2019
3.3(2)	Certificate of Amendment dated June 22, 2020
3.4(2)	Bylaws
4.1(2)	Certificate of Designation for Series A Preferred Stock
4.2(4)	2022 Stock Incentive Plan
10.1(2)	Agreement to Partially Convert Series A Convertible Preferred Stock to Common Stock
10.2(2)†	Employment Agreement dated December 1, 2020 with Mr. James Koh
10.3(2)(3)	Reseller Agreement dated April 15, 2020 with EndlessOne Global Inc.
10.4(5)	Amendment No. 1 to the Reseller Agreement with EndlessOne Global, Inc. dated August 1, 2022
10.5(3)*	Service Agreement dated September 1, 2020 with EndlessOne Global, Inc.
23.1(6)	Consent of SS Accounting & Auditing, Inc.
23.2(7)	Consent of SS Accounting & Auditing, Inc.
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

*Filed herewith.

**Furnished herewith.

†	Management contract or compensatory plan

(1)	Filed as Exhibit 3.1 to the Company’s Form S-1/A filed with the Commission on July 28, 2010 under Commission File No. 333-168346
(2)	Filed as an exhibit to the Company’s Form 10 filed with the Commission on December 29, 2020 under Commission File No. 000-56060
(3)	Portions of the exhibit have been omitted
(4)	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2022 under Commission File No. 000-56060
(5)	Filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on November 21, 2022 under Commission File No. 000-56060
(6)	Filed as Exhibit 23.1 to the Company’s Form S-8 filed with the Commission on March 18, 2022 under Commission File No. 333-263668
(7)	Filed as Exhibit 23.1 to the Company’s Form S-1/A filed with the Commission on September 28, 2022 under Commission File No. 333-259222

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlueOne Card, Inc.

Date: July 14, 2023	By:	/s/ James Koh
James Koh
Chief Executive Officer and Chief Financial Officer (Principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ James Koh	Director	July 14, 2023
James Koh

BLUEONE CARD, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

MARCH 31, 2023 AND 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

BlueOne Card, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of BlueOne Card, Inc. (the “Company”) as of March 31, 2023, the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has minimal revenues, has suffered operating losses since inception and in fiscal 2023 has a net loss of $1,118,799 and cash used in operations of $331,574. The Company also had an accumulated deficit as of March 31, 2023 of $2,258,612. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2023.

Boca Raton, Florida

July 14, 2023

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

SS Accounting & Auditing, Inc.

8705 Havenwood Trail

Plano, TX 75024

Phone: + (817) 437-9479

E- Mail: saimasayani@sscpafirm.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PRIOR AUDITOR’S RE-ISSUED OPINION

To the Board of Directors and Stockholders of BlueOne Card, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BlueOne Card, Inc. (the Company) as of March 31, 2022, and the related statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and the results of its operations and its cash flows for the year ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Plano, Texas

June 29, 2022

BLUEONE CARD, INC.

BALANCE SHEETS

	March 31, 2023	March 31, 2022
ASSETS
Current Assets
Cash	$668,118	$41,318
Inventory	74,500	77,900
Prepaid assets	7,048	192,606
Total Current Assets	749,666	311,824

Property and equipment, net	47,287	135,285
Software development	145,892	-
Right-of-use asset	48,401	-
Total Assets	$991,246	$447,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$79,543	$39,098
Compensation payable to officer	380,750	207,500
Related party payables	25,765	32,512
Customer deposits	-	20,000
Loan payable, current portion	-	12,699
Lease liability - current maturity	17,384	-
Total Current Liabilities	503,442	311,809

Loan payable, non-current portion	-	43,759
Lease liability - net of current maturity	24,862	-
Total Liabilities	528,304	355,568

Commitments and Contingencies (See Note 8)

Stockholders’ Equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized, 292,000 shares issued and outstanding at March 31, 2023 and 2022, respectively	292	292
Common stock, $0.001 par value; 500,000,000 shares authorized, 10,336,004 and 9,979,575 shares issued and outstanding at March 31, 2023 and 2022, respectively	10,336	9,980
Additional paid in capital	2,093,226	1,221,082
Stock subscriptions received	617,700	-
Accumulated deficit	(2,258,612)	(1,139,813)
Total Stockholders’ Equity	462,942	91,541

Total Liabilities and Stockholders’ Equity	$991,246	$447,109

The accompanying notes are an integral part of these financial statements.

BLUEONE CARD, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2023	2022
Revenues	$25,000	$72,200

Cost of sales	14,000	54,778
Cost of sales - Inventory reserve	26,385	-

Gross Profit (Loss)	(15,385)	17,422

Operating Expenses
Legal and filing fees	44,102	32,631
Rent	99,598	73,348
General and administrative	954,786	439,706
Total Operating Expenses	1,098,486	545,685

Loss from Operations	(1,113,871)	(528,263)

Other Income (Expense)
Interest expense	(4,928)	(2,563)
Total Other Income (Expense)	(4,928)	(2,563)

Loss before Income Taxes	(1,118,799)	(530,827)

Provision for Income Tax	-	-

Net Loss	$(1,118,799)	$(530,827)

Basic and Diluted Net Loss Per Share	$(0.11)	$(0.05)

Weighted Average Number of Shares Outstanding - Basic and Diluted	10,293,125	9,935,412

The accompanying notes are an integral part of these financial statements.

BLUEONE CARD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended March 31, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Equity
Balance - March 31, 2022	292,000	$292	9,979,575	$9,980	$1,221,082	$-	$(1,139,813)	$91,541
Sale of common stock	-	-	106,429	106	372,394	-	-	372,500
Common stock issued for services	-	-	250,000	250	499,750	-	-	500,000
Stock subscriptions received	-	-	-	-	-	617,700	-	617,700
Net loss	-	-	-	-	-	-	(1,118,799)	(1,118,799)
Balance - March 31, 2023	292,000	$292	10,336,004	$10,336	$2,093,226	$617,700	$(2,258,612)	$462,942

For the Year Ended March 31, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	(Deficit)
Balance - March 31, 2021	292,000	$292	9,890,075	$9,890	$1,042,172	$-	$(608,986)	$443,368
Sale of common stock	-	-	89,500	90	178,910	-	-	179,000
Net loss	-	-	-	-	-	-	(530,827)	(530,827)
Balance - March 31, 2022	292,000	$292	9,979,575	$9,980	$1,221,082	$-	$(1,139,813)	$91,541

The accompanying notes are an integral part of these financial statements.

BLUEONE CARD, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(1,118,799)	$(530,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,470	42,388
Inventory reserve	26,385	-
Non-cash rent expense	(6,155)	-
Loss on sale of vehicle	2,196	-
Stock compensation expense	500,000	-
Changes in operating assets and liabilities:
(Increase) in inventory	(22,985)	(28,587)
Decrease (Increase) in prepaid deposits	68,366	(86,847)
Increase in accounts payable and accrued liabilities	40,445	11,600
(Decrease) in customer deposits	(20,000)	-
Increase in compensation payable to officer	173,250	157,500
(Decrease) in related party payables	(6,747)	(17,699)
Net Cash Used In Operating Activities	(331,574)	(452,472)

Cash Flows From Investing Activities:
Cash paid for purchase of software development costs	(28,700)	-
Cash paid for purchase of property and equipment	-	(13,500)
Net Cash Used In Investing Activities	(28,700)	(13,500)

Cash Flows From Financing Activities:
Cash proceeds from sale of common stock	372,500	179,000
Cash received from stock subscriptions	617,700	-
Cash paid for loan payable	(3,126)	(12,212)
Net Cash Provided By Financing Activities	987,074	166,788

Net Increase (Decrease) in Cash	626,800	(299,184)

Cash - Beginning of the Year	41,318	340,502

Cash - End of the Year	$668,118	$41,318

Supplemental Disclosures of Cash Flows
Cash paid for interest	$3,510	$2,520
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Sale of vehicle	$53,494	$-
Present value of initial lease liability and right-of-use asset	$62,113	$-
Reclassification of prepaid assets to software development	$117,192	$-

The accompanying notes are an integral part of these financial statements.

BLUEONE CARD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

BlueOne Card, Inc. (“BlueOne” or the “Company”), was incorporated on July 6, 2007 under the laws of the state of Nevada. The Company provides innovative payout solutions and prepaid debit card and gift card solutions to consumers and corporations transforming card-to-card cross border real time global money transfers.

Risk and Uncertainty Concerning COVID-19 Pandemic

The global COVID-19 pandemic continues to present uncertainty and unforeseeable risks to the Company’s operations and business plan. The Company has closely monitored recent developments, including the lifting of COVID-19 safety measures, the spread of new strains or variants of the coronavirus (such as the Delta and Omicron variants), and supply chain and labor shortages. Thus, the full impact of the COVID-19 pandemic on the business and operations remains uncertain and will vary depending on the pandemic’s future impact on the third parties with whom the Company does business, as well as any legal or regulatory consequences resulting therefrom. The Company has been following the recommendations of health authorities to minimize exposure risk for its team members and may take further actions that alter our operations, including any required by federal, state or local authorities, or that it determines are in the best interests of its employees and other third parties with whom the Company does business.

Going Concern

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company recorded a net loss of $1,118,799, and used net cash flows in operating activities of $331,574 during fiscal 2023, and has an accumulated deficit of $2,258,612 as of March 31, 2023. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operations for a period of 12 months from the issuance date of these financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. These accounting policies conform to GAAP in all material respects and have been consistently applied in preparing the accompanying financial statements.

Reclassifications

The Company reclassified $77,900 costs incurred for the purchase of prepaid cards from prepaid deposits to inventory, and reclassified $207,500 from related party payables to compensation payable to officer as of March 31, 2022, to conform to the presentation at March 31, 2023. There was no net effect on the total assets of such reclassification.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of its assets, liabilities, equity and operations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about its estimates that are not readily apparent from other sources. Significant estimates in the accompanying financial statements include the valuation of inventory, software development costs, right-of-use assets, stock-based compensation and deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and 2022, respectively.

Concentrations

Cash Concentration

Cash is maintained at one financial institution and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of March 31, 2023, the Company had balances in a financial institution which exceeded federally insured limits by approximately $418,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operation and cash flows.

Customer Concentration

For the year ended March 31, 2023, 100% of revenue was derived from one sale to one customer. For the year ended March 31, 2022, 100% of the revenues were derived from two sales to two customers.

Significant Vendor and Concentration

The Company relies solely on one vendor for key components and processing services related to the manufacturing, distribution and servicing of its prepaid debit cards and gift cards. The same vendor is also the sole developer and provider of the software for Company’s operations.

Inventory

Inventory is finished goods which consists of plastic prepaid debit cards and gift cards and is valued at the lower of cost or net realizable value using the specific identification method. The reported net value of inventory includes saleable prepaid debit cards and gift cards that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At March 31, 2023 and 2022, the Company recorded a reserve of $26,385 and $0, respectively, to reduce the inventory to net realizable value.

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

Software Development Costs

Costs incurred to develop internal-use software during the preliminary project stage are expensed as incurred. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of five years of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use.

The Company conducts a qualitative assessment of internal-use software impairment using the guidelines of ASC 350-40-35-1 Internal-Use Software. If impairment is indicated, then the Company conducts a quantitative impairment test under ASC 360 for long lived assets (see below).

Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability in accordance with GAAP, when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the years ended March 31, 2023 and 2022, respectively.

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

The Company accounts for its vehicle leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate which is consummate with the respective lease term. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.

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

The Company’s financial instruments consist principally of prepaid assets, accounts payable and accrued liabilities, related party payable, and lease payable. The Company believes that the recorded values of all the financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Revenue Recognition

The Company recognizes revenues from card sales when the product is deemed delivered to the customer, and the ownership/control is transferred. The Company will recognize revenue from card service fees and card transactions once the service or transaction is completed, respectively. The Company’s revenue recognition policy is based on the revenue recognition criteria established under the Financial Accounting Standards Board – Accounting Standards Codification 606 “Revenue From Contracts With Customers” which has established a five-step process to govern contract revenue and satisfy each element is as follows: (1) Identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as you satisfy a performance obligation. The Company records the revenue once all the above steps are completed. Revenues earned by the Company for the years ended March 31, 2023 and 2022, are from the sale of the prepaid debit or gift cards to its customers.

Stock-based Compensation

The Company accounts for equity-based transactions with non-employees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). The Company has established that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

The Company accounts for employee stock-based compensation in accordance with the guidance of ASC Topic 718, Compensation—Stock Compensation. Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed. The Company recorded research and development costs of $2,240 and $7,035 for the years ended March 31, 2023 and 2022, respectively.

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

Earnings (Loss) Per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. The Company computes Basic EPS by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible notes and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and convertible preferred stock. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	For the Year Ended March 31,
	2023	2022
Net loss computation of basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(1,118,799)	$(530,827)

Basic and diluted net loss per share:
Basic and diluted net loss per common share	$(0.11)	$(0.05)
Basic and diluted weighted average common shares outstanding	10,293,125	9,935,412

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive, are as follows as of March 31, (in common equivalent shares):

	March 31, 2023	March 31, 2022
Preferred stock	292,000,000	292,000,000
Total anti-dilutive weighted average shares	292,000,000	292,000,000

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

NOTE 3 – INVENTORY

Inventory of prepaid debit cards and gift cards consisted of the following:

	March 31, 2023	March 31, 2022
Prepaid cards inventory	$100,885	$77,900
Less: reserve to reduce to net realizable value	(26,385)	-
Total	$74,500	$77,900

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	March 31, 2023	March 31, 2022
Furniture and fixtures	5 years	$120,519	$120,519
Office equipment	3 years	5,500	5,500
Vehicle	5 years	-	97,991
		126,019	224,010
Less: Accumulated depreciation		(78,732)	(88,725)
Total		$47,287	$135,285

On July 15, 2022, the Company sold its vehicle to a third party who agreed to assume the loan outstanding on the vehicle. The net book value of the vehicle upon sale was $55,528 and outstanding loan payable was $53,332. As a result, the Company recorded a net loss of $2,196 upon sale of its vehicle which is included in general and administrative expenses. Depreciation expense amounted to $32,470 and $42,388 for the years ended March 31, 2023 and 2022, respectively.

NOTE 5 – SOFTWARE DEVELOPMENT COSTS

In fiscal 2023, the Company capitalized costs of $145,892 relating to development of internal-use software. A portion of these costs totaling $117,193 were included as prepaid assets as of March 31, 2022, and reclassified to software development costs as of March 31, 2023. This software was developed by a third party and has passed the preliminary project stage prior to capitalization. Amortization will begin once the software is placed in service which management has determined will start once service revenues begin.

	March 31, 2023	March 31, 2022
Software development cost	$145,892	$-
Less: Accumulated amortization	-	-
Total	$145,892	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”), from time to time, provided advances to the Company for its working capital purposes. The CEO had advanced funds to the Company totaling $25,765 and $32,512 as of March 31, 2023 and 2022, respectively. The funds advanced are unsecured, non-interest bearing, and due on demand.

On December 1, 2020, the Company entered into an employment agreement with its CEO for a three-year term, for an annual compensation of $150,000, with a 10% annual increase in compensation effective October 1 of each year. The Company has recorded compensation expense of $173,250 and $157,500 for the years ended March 31, 2023 and 2022, respectively. Compensation payable to the CEO totaled $380,750 and $207,500 as of March 31, 2023 and 2022, respectively (see Note 8).

NOTE 7 – LOAN PAYABLE

On June 16, 2020, the Company entered into a financing arrangement to purchase a vehicle, and obtained a loan of $78,491, payable over a term of 72 months, interest bearing at 3.99%, with a monthly payment of principal and interest of $1,228. On July 15, 2022, the Company sold the vehicle to a third party and assigned the loan payments to the third party. The Company had recorded a loan balance of $53,332 as of July 15, 2022 which was paid off by the purchaser of vehicle directly to the loan holder. The net book value of vehicle after accumulated depreciation of $42,463 at July 15, 2022 was $55,528. The Company recorded a loss on sale of vehicle of $2,196 for the year ended March 31, 2023.

	March 31, 2023	March 31, 2022
Loan payable	$-	$56,458
Less: Current portion	-	(12,699)
Loan Payable - Non-current portion	$-	$43,759

The Company recorded interest expense on the loan of $557 and $2,520 for the years ended March 31, 2023 and 2022, respectively.

The Company uses its credit cards to make purchases in the normal course of business. The Company recorded $4,371 and $43 in interest charges payable to the credit card company for the years ended March 31, 2023 and 2022, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Vehicle

On July 12, 2022, the Company executed a non-cancellable operating lease for a vehicle with the lease commencing on July 12, 2022 for a three-year term. The Company paid $10,000 at the execution of the lease which included $1,793 as first month payment, and $8,207 as vehicle registration, capitalized cost reduction and other handling fees. The Company recorded rent expense of $18,190 for the year ended March 31, 2023. The lease expires on July 11, 2025.

The Company recorded an initial right-of-use asset and lease liability of $62,113 in fiscal 2023.

Supplemental balance sheet information related to the lease is as follows as of March 31, 2023:

Operating Lease
Right-of-use asset, net	$48,401

Current lease liabilities	$17,384
Non-current lease liabilities	24,862
Total operating lease liabilities	$42,246

Weighted average remaining lease term (years)	2.25

Weighted average discount rate per annum	12%

As the lease do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future costs are as follows:

For the years ending	Vehicle Lease
March 31, 2024	$21,518
March 31, 2025	21,518
March 31, 2026	5,379
Total lease payments	48,415
Less: imputed interest	(6,169)
Present value of lease liabilities	$42,246

Office Lease

On August 27, 2020, the Company formally executed a month-to-month cancellable operating lease for leasing office space in an executive suite, commencing on September 1, 2020 for $259 per month. The Company paid a security deposit of $259 on September 7, 2020. The monthly rent increased to $279 effective January 1, 2021 and to $289 effective October 9, 2022. The Company has recorded rent expense of $3,408 and $3,348 for the years ended March 31, 2023 and 2022, respectively.

On October 26, 2020, the Company executed a non-cancellable operating lease agreement for its principal office for a monthly rent of $5,500, with the lease commencing on November 1, 2020 for a period of 12 months. The Company paid a security deposit of $5,500 on October 28, 2020. On November 25, 2021, the Company amended the terms of the operating lease agreement to be on a month-to-month basis, and agreed to increase the security deposit to $6,500 and a monthly lease payment of $6,500. The Company has recorded rent expense of $78,000 and $70,000 for the years ended March 31, 2023 and 2022, respectively.

The Company has recorded total rent expense of $99,598 and $73,348 for the years ended March 31, 2023 and 2022, respectively.

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

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of March 31, 2023 and 2022, respectively.

Employment Agreement

On December 1, 2020, the Company entered into an Employment Agreement (the “Agreement”) with its President, CEO, Secretary, and Chairman (the “Officer”). The initial term of the Agreement is for three years and, if written notice is not provided within 90 days of the termination of each term, the term is automatically extended for an additional one-year term. The Agreement may be terminated by either party upon 90 days’ prior written notice. Whether the Agreement is terminated without “Cause,” for “Good Reason,” or for “Cause,” as defined in the Agreement, determines what compensation is owed and when. There is also a 30-day cure period for any termination for “Cause,” as defined in the Agreement. The Agreement contains confidentiality, non-compete, and non-solicitation provisions. Pursuant to the terms of Agreement, Mr. Koh is entitled to bonuses, reimbursement of expenses, a vehicle allowance, four weeks of paid vacation, and other incentives. The Agreement does provide for payments to be made as a result of any “Change in Control,” as defined in the agreement.

As a bonus for entering into the agreement, the Company issued 1,000,000 shares of its common stock to its Officer and, in the event that the Agreement is terminated prior to one year from the date of the Agreement, the Officer is obligated to return the shares to the Company. Pursuant to the Agreement, the Officer is entitled to an annual base salary of $150,000 and that amount is subject to an automatic 10% annual increase on the anniversary date (see Note 6).

Service Agreement with EndlessOne Global Inc. (“E1G”)

The Company entered into a Service Agreement with E1G on September 1, 2020 whereby, E1G provided data processing, transaction processing and related services for its cardholders, mobile apps, website’s back office and integration services with sponsoring banks and processors. The Service Agreement required a one-time fee of $250,000 to initiate the process to establish the banking identification number, including the program setup, integration and API connection and implementation process required to bring the program live. The Company has paid to E1G $145,892 towards the software development as of March 31, 2023.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at March 31, 2023 and 2022 was 500,000,000 authorized common shares with a par value of $0.001 per share, and 25,000,000 authorized preferred shares with a par value of $0.001 per share.

Common Stock

During the year ended March 31, 2022, the Company sold 89,500 shares of common stock at $2.00 per share for cash consideration of $179,000.

During the year ended March 31, 2023, the Company sold 106,429 shares of common stock at $3.50 per share for cash consideration of $372,500.

During the year ended March 31, 2023, the Company issued 250,000 shares of common stock to consultants for consulting and business advisory services under the 2022 Stock Incentive Plan. The common shares were valued at their fair value of $2.00 per share based upon the most recent share price of the capital raise when services were performed. The Company recorded $500,000 in consulting expense for such issuances.

As of March 31, 2023, the Company received cash proceeds of $617,700 in stock subscriptions from three accredited investors. The Company recorded the cash proceeds as subscriptions received in advance as of March 31, 2023 (see Note 11).

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 10,336,004 shares and 9,979,575 shares as of March 31, 2023 and 2022, respectively.

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

Designation

There are 1,000,000 shares of Series A Convertible Preferred Stock designated and 292,000 shares issued and outstanding as of March 31, 2023 and 2022, respectively.

Liquidation Rights

In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, after setting apart or paying in full the preferential amounts due to Holders of senior capital stock, if any, the Holders of Series A Preferred Stock and parity capital stock, if any, shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the Holders of junior capital stock, including Common Stock, an amount equal to $0.001 per share (the “Liquidation Preference”). If upon such liquidation, dissolution or winding up of the Corporation, the assets of the Corporation available for distribution to the Holders of the Series A Preferred Stock and parity capital stock, if any, shall be insufficient to permit in full the payment of the Liquidation Preference, then all such assets of the Corporation shall be distributed ratably among the Holders of the Series A Preferred Stock and parity capital stock, if any. Neither the consolidation or merger of the Corporation nor the sale, lease or transfer by the Corporation of all or a part of its assets shall be deemed a liquidation, dissolution or winding up of the Corporation for purposes of these Liquidation Rights.

Conversion Rights

Each share of Series A Convertible Preferred Stock shall be convertible, at the option of the Holder, into one thousand (1,000) fully paid and non-assessable shares of the Corporation’s Common Stock.

Voting Rights

The Holders of shares of Series A Convertible Preferred Stock shall be entitled to vote on any and all matters considered and voted upon by the Corporation’s Common Stock. The Holders of the Series A Convertible Preferred Stock shall be entitled to one thousand (1,000) votes per outstanding share of Series A Convertible Preferred Stock.

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

As a result of all preferred stock issuances, the total issued and outstanding shares of preferred stock were 292,000 shares as of March 31, 2023 and 2022, respectively.

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

As of March 31, 2023, the Board had awarded to consultants 250,000 shares of Common Stock under the 2022 Plan.

NOTE 10 – INCOME TAXES

The following is a reconciliation of the provision for income taxes at the U.S. Federal income tax rate to the income reflected in the Statement of Operations:

	March 31, 2023	March 31, 2022
Tax at statutory tax rate	21.00%	21.00%
State taxes	6.98%	-
Other permanent items	—	—
Change in valuation allowance	-27.98%	-21.00%
Income tax expense	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2023 and 2022, are as follows:

	March 31, 2023	March 31, 2022
Deferred tax assets:
Net operating loss carry forward	$229,953	$187,613
Total gross deferred tax assets	229,953	187,613
Less: valuation allowance	(229,953)	(187,613)
Net deferred tax assets	$—	$—

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

At March 31, 2023 and 2022, the Company had accumulated net operating loss carryforwards of approximately $1,741,000 and $1,130,000, respectively, for U.S. federal and Nevada income tax purposes available to offset future taxable incomes. These loss carryforwards will begin to expire in the year ending March 31, 2031, subject to IRS limitations, including change in ownership. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including expectations of future taxable income or loss, the carryforward periods available to us for tax reporting purposes, and other relevant factors.

Based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company has determined that it was more likely than not that its deferred tax assets would not be realized at March 31, 2023 and 2022, respectively. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets. The change in valuation allowance during fiscal 2023 was an increase of $42,340.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of March 31, 2023, tax years 2022, 2021, and 2020 remain open for examination by the Internal Revenue Service and the Nevada Division of Revenue. The Company has received no notice of audit from the Internal Revenue Service or the Nevada Division of Revenue for any of the open tax years.

NOTE 11 – SUBSEQUENT EVENTS

Leases

On April 13, 2023, the Company executed a non-cancellable office space in a retail shopping center, for a monthly base rent of $2,196 and monthly common area maintenance charges of $1,531. The lease term extends for a term of three years and two months. The rent is payable on the first day of each month, commencing either (1) opening of the business after tenant improvements, or (2) sixty days after the lease execution date. The Company made a payment of $8,119 of one-month rent and a security deposit of two months base rent of $4,392.

Common stock issued for subscriptions received in fiscal 2023

On April 28, 2023, the Company issued 430,000 shares of common stock to an accredited investor for a cash consideration of $430,000 pursuant to a Stock Purchase Agreement. The Company had received $10,000 of cash consideration for the sale of common stock on March 30, 2023 and recorded it as subscriptions received in advance as of March 31, 2023. The remaining balance of $420,000 for the purchase of common stock was received in two tranches of $70,000 on April 13, 2023 and $350,000 on April 28, 2023.

On April 28, 2023, the Company issued 500,000 shares of common stock to an accredited investor for a cash consideration of $500,000 pursuant to a Stock Purchase Agreement. The Company received the cash consideration of $500,000 for the sale of common stock on March 24, 2023 and recorded it as subscriptions received in advance as of March 31, 2023.

On April 28, 2023, the Company issued 472,700 shares of common stock to an accredited investor for a cash consideration of $472,700 pursuant to a Stock Purchase Agreement. The Company had received $107,700 of cash consideration for the sale of common stock as of March 31, 2023 and recorded it as subscriptions received in advance as of March 31, 2023. The Company has received the balance of $365,000 of cash consideration for the sale of common stock during April and May 2023 in multiple tranches.

Common stock issued for cash

On April 28, 2023, the Company issued 30,000 shares of common stock to an accredited investor for a cash consideration of $30,000 pursuant to a Stock Purchase Agreement. The accredited investor had paid the cash consideration for sale of common stock on April 13, 2023.

On May 31, 2023, the Company issued 165,000 shares of common stock to an accredited investor for a cash consideration of $165,000 pursuant to a Stock Purchase Agreement. The Company has received the cash consideration for the sale of common stock in June 2023 in multiple tranches.

On June 21, 2023, the Company issued 100,000 shares of common stock to an accredited investor for a cash consideration of $200,000 pursuant to a Stock Purchase Agreement. The Company has received the cash consideration for the sale of common stock in June 2023 in multiple tranches.

