Form 10-Q
period 2023-06-30
BlueOne Card, Inc.
filed 2023-08-11
CIK 1496690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at August 11, 2023 was 12,033,704.

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

ii

PART I.

Item 1. Financial Statements.

BLUEONE CARD, INC.

CONDENSED BALANCE SHEETS

	June 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$1,240,407	$668,118
Inventory	74,500	74,500
Prepaid deposits and other current assets	6,759	7,048
Total Current Assets	1,321,666	749,666

Property and equipment, net	223,816	47,287
Software development	285,893	145,892
Right-of-use asset	109,721	48,401
Deposits	4,392	-
Total Assets	$1,945,488	$991,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$69,157	$79,543
Compensation payable to officer	426,125	380,750
Related party payables	25,765	25,765
Lease liability - current maturity	37,350	17,384
Total Current Liabilities	558,397	503,442

Lease liability - net of current maturity	67,078	24,862
Total Liabilities	625,475	528,304

Commitments and Contingencies (See Note 7)

Stockholders’ Equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized, 292,000 shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively	292	292
Common stock, $0.001 par value; 500,000,000 shares authorized, 12,033,704 shares and 10,336,004 shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively	12,034	10,336
Additional paid in capital	3,889,228	2,093,226
Stock subscriptions received	-	617,700
Accumulated deficit	(2,581,541)	(2,258,612)
Total Stockholders’ Equity	1,320,013	462,942

Total Liabilities and Stockholders’ Equity	$1,945,488	$991,246

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2023	2022
Revenues	$-	$-

Cost of sales	-	-
Cost of sales - Inventory reserve	-	-

Gross Profit (Loss)	-	-

Operating Expenses
Legal and filing fees	2,709	17,251
Rent	37,789	20,337
General and administrative	283,007	365,332
Total Operating Expenses	323,505	402,920

Loss from Operations	(323,505)	(402,920)

Other Income (Expense)
Interest income	593	-
Interest expense	(17)	(1,424)
Total Other Income (Expense)	576	(1,424)

Loss before Income Taxes	(322,929)	(404,344)

Provision for Income Tax	-	-

Net Loss	$(322,929)	$(404,344)

Basic and Diluted Net Loss Per Share	$(0.03)	$(0.04)

Weighted Average Number of Shares Outstanding - Basic and Diluted	11,392,159	10,228,696

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended June 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Equity
Balance - March 31, 2023	292,000	$292	10,336,004	$10,336	$2,093,226	$617,700	$(2,258,612)	$462,942
Sale of common stock	-	-	1,697,700	1,698	1,796,002	(617,700)	-	1,180,000
Net loss	-	-	-	-	-	-	(322,929)	(322,929)
Balance - June 30, 2023	292,000	$292	12,033,704	$12,034	$3,889,228	$-	$(2,581,541)	$1,320,013

For the Three Months Ended June 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Equity
Balance - March 31, 2022	292,000	$292	9,979,575	$9,980	$1,221,082	$-	$(1,139,813)	91,541
Sale of common stock	-	-	49,286	49	172,451	-	-	172,500
Issuance of common stock for services	-	-	250,000	250	249,750	-	-	250,000
Net loss	-	-	-	-	-	-	(404,344)	(404,344)
Balance - June 30, 2022	292,000	$292	10,278,861	$10,279	$1,643,283	$-	$(1,544,157)	$109,697

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(322,929)	$(404,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,026	11,384
Non-cash rent expense	862	-
Stock compensation expense	-	250,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid deposits and other current assets	289	(23,700)
(Increase) in security deposits	(4,392)	-
Increase (decrease) in accounts payable and accrued liabilities	(10,386)	393
Increase in compensation payable to officer	45,375	-
Increase in related party payables	-	77,124
Net Cash Used In Operating Activities	(273,155)	(89,143)

Cash Flows From Investing Activities:
Cash paid for purchase of software development costs	(140,001)	-
Cash paid for purchase of property and equipment	(194,555)	-
Net Cash Used In Investing Activities	(334,556)	-

Cash Flows From Financing Activities:
Cash proceeds from sale of common stock	1,180,000	172,500
Cash paid for loan payable	-	(3,126)
Net Cash Provided By Financing Activities	1,180,000	169,374

Net Increase in Cash	572,289	80,231

Cash - Beginning of the Period	668,118	41,318

Cash - End of the Period	$1,240,407	$121,549

Supplemental Disclosures of Cash Flows
Cash paid for interest	$3,510	$1,424
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Sale of vehicle	$-	$-
Present value of lease liability	$70,844	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, GOING CONCERN AND BASIS OF PRESENTATION

General

BlueOne Card, Inc. (the “Company”) was incorporated on July 6, 2007 under the laws of the state of Nevada. The Company provides innovative payout solutions and prepaid debit card and gift card solutions to consumers and corporations transforming card-to-card cross border real time global money transfers.

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

Going Concern

The interim condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company recorded a net loss of $322,929, and used net cash flows in operating activities of $273,155 during the three months ended June 30, 2023, and has an accumulated deficit of $2,581,541 as of June 30, 2023. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these condensed financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying interim condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company. The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. The interim condensed financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These interim condensed financial statements, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2023 and 2022; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed financial statements, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, filed with the SEC on July 14, 2023. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. These accounting policies conform to US GAAP in all material respects and have been consistently applied in preparing the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of its assets, liabilities, equity and operations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about its estimates that are not readily apparent from other sources. Significant estimates in the accompanying financial statements include the valuation of inventory, software development costs, lease liabilities and right-of-use assets, stock-based compensation and deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and March 31, 2023, respectively.

Concentrations

Cash Concentration

Cash is maintained at one financial institution and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of June 30, 2023, the Company had balances in a financial institution which exceeded federally insured limits by approximately $990,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operation and cash flows.

Significant Vendor and Concentration

The Company relies solely on one vendor for key components and processing services related to the manufacturing, distribution and servicing of its prepaid debit cards and gift cards. The same vendor is also the sole developer and provider of the software for Company’s operations.

Inventory

Inventory of finished goods consists of plastic prepaid debit cards and gift cards and is valued at the lower of cost or net realizable value using the specific identification method. The reported net value of inventory includes saleable prepaid debit cards and gift cards that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At June 30, 2023 and March 31, 2023, the Company had a reserve of $26,385 and $26,385, respectively, to reduce the inventory to net realizable value.

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

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

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

Long-lived Assets

In accordance with Accounting Standards Codification (“ASC”) ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three months ended June 30, 2023 and 2022, respectively.

Leases

The Company has operating leases for its offices. Management determines if an arrangement is a lease at inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides the Company the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, the Company considers it to be, or contain, a lease.

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

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

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

Revenue Recognition

The Company recognizes revenues from card sales when the product is deemed delivered to the customer, and the ownership/control is transferred. The Company will recognize revenue from card service fees and card transactions once the service or transaction is completed, respectively. The Company’s revenue recognition policy is based on the revenue recognition criteria established under the Financial Accounting Standards Board – Accounting Standards Codification 606 “Revenue From Contracts With Customers” which has established a five-step process to govern contract revenue and satisfy each element is as follows: (1) Identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as you satisfy a performance obligation. The Company records the revenue once all the above steps are completed. The Company did not record any revenues for the three months ended June 30, 2023 and 2022, respectively, from the sale of the prepaid debit or gift cards to its customers.

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

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed. The Company recorded research and development costs of $0 and $2,240 for the three months ended June 30, 2023 and 2022, respectively.

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

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

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

	For the Three Months Ended June 30,
	2023	2022
Net loss computation of basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(322,929)	$(404,344)

Basic and diluted net loss per share:
Basic and diluted net loss per common share	$(0.03)	$(0.04)
Basic and diluted weighted average common shares outstanding	11,392,159	10,228,696

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive, are as follows as of June 30, 2023 and 2022, respectively, (in common equivalent shares):

	June 30, 2023	June 30, 2022
Preferred stock	292,000,000	292,000,000
Total anti-dilutive weighted average shares	292,000,000	292,000,000

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The Company did not have a material impact on its financial statements.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 3 – INVENTORY

Inventory of prepaid debit cards and gift cards consisted of the following:

	June 30, 2023	March 31, 2023
Prepaid cards inventory	$100,885	$100,885
Less: reserve to reduce to net realizable value	(26,385)	(26,385)
Total	$74,500	$74,500

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	June 30, 2023	March 31, 2023
Furniture and fixtures	5 years	$155,284	$120,519
Leasehold Improvements	3.2 years	159,790	-
Office equipment	3 years	5,500	5,500
		320,574	126,019
Less: Accumulated depreciation		(96,758)	(78,732)
Total		$223,816	$47,287

Depreciation and amortization expense amounted to $18,026 and $11,384 for the three months ended June 30, 2023 and 2022, respectively.

NOTE 5 – SOFTWARE DEVELOPMENT COSTS

For the year ended March 31, 2023, the Company capitalized costs of $145,892 relating to development of internal-use software. This software was developed by a third party and has passed the preliminary project stage prior to capitalization. For the three months ended June 30, 2023, the Company capitalized an additional $140,001 towards the development of internal-use software. Amortization of the software development costs will begin once the software is placed in service which management has determined will start once service revenues begin.

	June 30, 2023	March 31, 2023
Software development cost	$285,893	$$145,892
Less: Accumulated amortization	-	-
Total	$285,893	$145,892

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”), from time to time, has provided advances to the Company for its working capital purposes. The CEO had advanced funds to the Company totaling $25,765 as of June 30, 2023 and March 31, 2023, respectively. The funds advanced are unsecured, non-interest bearing, and due on demand.

On December 1, 2020, the Company entered into an employment agreement with its CEO for a three-year term, for an annual compensation of $150,000 with a 10% annual increase in compensation effective October 1 of each year (See Note 7). The Company has recorded compensation expense of $45,375 and $41,250 for the three months June 30, 2023 and 2022, respectively. Compensation payable to the CEO was $426,125 and $380,750 as of June 30, 2023 and March 31, 2023, respectively.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Vehicle

On July 12, 2022, the Company executed a non-cancellable operating lease for a vehicle with the lease commencing on July 12, 2022 for a three-year term. The Company paid $10,000 at the execution of the lease which included $1,793 as first month payment, and $8,207 as vehicle registration, capitalized cost reduction and other handling fees. The Company recorded rent expense of $6,063 for the three months ended June 30, 2023. The lease expires on July 11, 2025.

Supplemental balance sheet information related to the lease is as follows as of June 30, 2023:

Operating Lease
Right-of-use asset, net	$43,564

Current lease liabilities	$17,911
Non-current lease liabilities	20,182
Total operating lease liabilities	$38,093

Weighted average remaining lease term (years)	1.92

Weighted average discount rate per annum	12%

As the lease do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future costs are as follows:

For the years ending	Vehicle Lease
March 31, 2024 (remaining)	$16,138
March 31, 2025	21,518
March 31, 2026	5,380
Total lease payments	43,036
Less: imputed interest	(4,943)
Present value of lease liabilities	$38,093

Office Lease – J Plaza

On April 13, 2023, the Company executed a non-cancellable office space in a retail shopping center, for a monthly base rent of $2,196 and monthly common area maintenance charges of $1,531. The lease term extends for a term of three years and two months. The rent is payable on the first day of each month, commencing either (1) opening of the business after tenant improvements, or (2) sixty days after the lease execution date. The Company made a payment of $8,119 of one-month rent and a security deposit of two months base rent of $4,392. The Company recorded rent expense of $6,767 for the three months ended June 30, 2023.

Supplemental balance sheet information related to the lease is as follows as of June 30, 2023:

Operating Lease
Right-of-use asset, net	$66,157

Current lease liabilities	$19,440
Non-current lease liabilities	46,896
Total operating lease liabilities	$66,336

Weighted average remaining lease term (years)	2.92

Weighted average discount rate per annum	12%

As the lease do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Anticipated future costs are as follows:

For the years ending	Vehicle Lease
March 31, 2024 (remaining)	$19,765
March 31, 2025	26,947
March 31, 2026	27,755
March 31, 2027	4,660
Total lease payments	79,127
Less: imputed interest	(12,791)
Present value of lease liabilities	$66,336

Office Leases - Others

On August 27, 2020, the Company formally executed a month-to-month cancellable operating lease for leasing office space in an executive suite, commencing on September 1, 2020 for $259 per month. The Company paid a security deposit of $259 on September 7, 2020. The monthly rent increased to $279 effective January 1, 2021 and then to $289 effective October 1, 2022. The Company has recorded rent expense of $867 and $837 for the three months ended June 30, 2023 and 2022, respectively.

On October 26, 2020, the Company executed a non-cancellable operating lease agreement for its principal office for a monthly rent of $5,500, with the lease commencing on November 1, 2020 for a period of 12 months. The Company paid a security deposit of $5,500 on October 28, 2020. On November 25, 2021, the Company executed a month-to-month lease for this office facility at a monthly rental of $6,500. The Company has recorded rent expense of $19,500 and $19,500 for the three months ended June 30, 2023 and 2022, respectively.

The Company has recorded total rent expense of $37,789 and $20,337 for the three months ended June 30, 2023 and 2022, respectively.

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

Service Agreement with EndlessOne Global Inc. (“E1G”)

The Company entered into a Service Agreement with E1G on September 1, 2020 whereby, E1G provided data processing, transaction processing and related services for its cardholders, mobile apps, website’s back office and integration services with sponsoring banks and processors. The Service Agreement required a one-time fee of $250,000 to initiate the process to establish the banking identification number, including the program setup, integration and API connection and implementation process required to bring the program live. The Company has paid to E1G $285,893 and $145,892 towards the software development as of June 30, 2023 and March 31, 2023, respectively.

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of June 30, 2023.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at June 30, 2023 and March 31, 2023 was 500,000,000 authorized common shares with a par value of $0.001 per share, and 25,000,000 authorized preferred shares with a par value of $0.001 per share.

Common Stock

The Company had received from three investors cash proceeds of $617,700 in stock subscriptions as of March 31, 2023 which were recorded as subscriptions receivable in equity. On April 28, 2023, the Company issued 617,700 shares to these three investors.

During the three months ended June 30, 2023, the Company sold 1,080,000 shares of common stock, share price ranging from $1.00 per share to $2.00 per share for a total cash consideration of $1,180,000.

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 12,033,704 shares and 10,336,004 shares as of June 30, 2023 and March 31, 2023, respectively.

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

Series A Preferred Stock

There are 1,000,000 shares of Series A Preferred Stock designated and 292,000 shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively.

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

As a result of all preferred stock issuances, the total issued and outstanding shares of preferred stock were 292,000 shares as of June 30, 2023 and March 31, 2023, respectively.

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

As of June 30, 2023 and March 31, 2023, the Board had awarded to consultants 250,000 shares of Common Stock under the 2022 Plan.

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

Service Agreement with EndlessOne Global, Inc.

On September 1, 2020, we entered into a Service Agreement with the Program Manager whereby, the Program Manager agreed to provide data processing, transaction processing, software development and related services in connection with our customers’ accounts. The Program Manager agreed to provide, subject to the applicable approvals of the networks, for completion of the initial start-up within 120 days of receiving the full due diligence requirement by the bank and the Program Manager, or at a date as may be mutually agreed upon by the Program manager and us. This agreement is effective from September 1, 2020 and will extend for five processing years, and thereafter, the term will be automatically renewed for one-year periods unless terminated by either party with written notice of 180 days following the completion of the original term.

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

We agreed to pay the Program Manager the processing fees as set forth in this agreement. The Program Manager reserves the right to modify charges for services, add, delete or modify services from time to time in its sole discretion. Any changes made by the Program Manager with respect to processing fees within the initial two-year term must be mutually agreeable, excluding special fees or other third-party costs.

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

On September 15, 2020, we made a deposit of $100,000 for software development to the Program Manager towards programming and designing our prepaid debit and gift cards with our card design and logo. We have made multiple payments to the program manager for software developing, and have paid $285,893 as of June 30, 2023.

Our Unique Platform

We believe the Program Manager will provide a unique platform different from other competitors. Unlike many other institutions and companies who only do card-to-card transfer domestically, the Program Manager’s prepaid debit and gift cards will instantly transfer money from card-to-card across the border through a mobile application. Consumers who receive the card-to-card transfer will easily be able to cash out the money at any Automated Teller Machine (“ATM”) in the world. Thus, using the Program Manager’s platform, consumers will save time, as well as enjoy reasonable foreign exchange rate cost.

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

Critical Accounting Policies

We apply the following critical accounting policies in the preparation of our financial statements:

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of its assets, liabilities, equity and operations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about its estimates that are not readily apparent from other sources. Significant estimates in the accompanying financial statements include the valuation of inventory, software development costs, lease liabilities and right-of-use assets, stock-based compensation and deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company conducts a qualitative assessment of internal-use software impairment using the guidelines of ASC 350-40-35-1 Internal-Use Software. If impairment is indicated, then the Company conducts a quantitative impairment test under ASC 360 for long lived assets.

Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability in accordance with GAAP, when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three months ended June 30, 2023 and 2022, respectively.

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

Under this guidance, revenue is recognized when control of promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We review our sales transactions to identify contractual rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations, if applicable. Revenue and costs of sales are recognized once products or services are delivered to the customer’s control and performance obligations are satisfied.

Leases

The Company has operating leases for its offices. Management determines if an arrangement is a lease at inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides the Company the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, the Company considers it to be, or contain, a lease.

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

Recent Accounting Pronouncements

See Note 2 of Notes to the Financial Statements contained in this Form 10-Q for management’s discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022 (Unaudited)

Revenues and Cost of Sales

We did not sell any prepaid debit cards to the customers during the three months ended June 30, 2023 and 2022, respectively. Cost of sales were $0 for the three months ended June 30, 2023 and 2022, respectively.

Operating Expenses

Operating expenses included legal, accounting and professional fees, all costs associated with marketing, rent and other expenses. We recorded operating expenses of $323,505 and $402,920 for the three months ended June 30, 2023 and 2022, respectively. The net reduction in operating expenses of $79,415 was primarily due to the decrease in consulting and business advisory fees, offset by an increase in advertising and marketing the prepaid debit cards, increase in payroll costs of officer, and increase in legal, accounting, rent and other administrative expenses.

Other Income (Expense)

Other income included interest earned on the cash balance invested in the money markets account during the three months ended June 30, 2023. Interest expense related to the financing the purchase of Company vehicle and credit card interest.

Net Loss

We reported a net loss of $322,929 and $404,344 for the three months ended June 30, 2023 and 2022, respectively. The increase in the net loss was primarily due to the increase in operating expenses incurred by us.

Liquidity and Capital Resources

Liquidity and Capital Resources for the three months ended June 30, 2023 and 2022

	June 30, 2023	June 30, 2022
Summary of Cash Flows:
Net cash used in operating activities	$(273,155)	$(89,143)
Net cash used in investing activities	(334,556)	-
Net cash provided by financing activities	1,180,000	169,374
Net increase in cash	572,289	80,231
Cash – Beginning of the period	668,118	41,318
Cash – End of the period	$1,240,407	$121,549

Operating Activities

Cash used in operating activities of $273,155 for the three months ended June 30, 2023 was primarily as a result of net loss of $322,929, depreciation and amortization of $18,026, non-cash rent expense of $862, and a net increase in operating assets and liabilities of $30,886 due to decrease in prepaid deposits and other current assets of $289, increase in security deposits of $4,392, decrease in accounts payable and accrued liabilities of $10,386, and an increase in compensation payable to officer of $45,375. Cash used in operating activities of $89,143 for the three months ended June 30, 2022 was primarily as a result of net loss of $404,344, depreciation of $11,384, stock compensation expense of $250,000, and an increase in operating assets and liabilities of $53,817 due to increase in prepaid deposits of $23,700, increase in accrued liabilities of $393, and increase in related party payable of $77,124.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2023 totaled $334,556 due to cash paid for purchase of software development of $140,001 and purchase of property and equipment of $194,555. Net cash used in investing activities for the three months ended June 30, 2022 was $0.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2023 was $1,180,000 consisting of cash received from sale of common stock of $1,180,000. Net cash provided by financing activities for the three months ended June 30, 2022 was $169,374 consisting of cash received from sale of common stock of $172,500, and loan payments of $3,126 for purchase of vehicle.

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

Going Concern

The accompanying interim condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company recorded a net loss of $322,929, used net cash flows in operating activities of $273,155 during the three months ended June 30, 2023, and has an accumulated deficit of $2,581,541 as of June 30, 2023. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these condensed financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying interim condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies and Significant Judgments and Estimates

While our significant accounting policies are described in more details in Note 2 of our annual financial statements included in our Form 10-K - Annual Report for the year ended March 31, 2023 filed with the SEC on July 14, 2023, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Development Stage and Capital Resources

We have devoted substantially all of our efforts to business planning since our inception on July 6, 2007. Accordingly, we are considered to be in the development stage. We have not generated revenues from our operations on a commercial scale and we will not commence generating revenues until sometime during the third calendar quarter of 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Currently, there is only one officer and one director, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer (who also serves as the principal financial and accounting officer) believes that the Company’s disclosure controls and procedures are not effective as of June 30, 2023 due to the following material weaknesses in internal control over financial reporting. We lacked the ability to have adequate segregation of duties in the financial statement preparation process. We noted deficiencies involving lack of segregation of duties, lack of governance/oversight, and lack of internal control documentation that we believe to be material weaknesses. Other material weaknesses include lack of monitoring controls over the valuation of stock-based compensation, and evaluation of impairment of intangibles and long-lived assets.

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company had received from three investors cash proceeds of $617,700 in stock subscriptions as of March 31, 2023. On April 28, 2023, the Company issued 617,700 shares to these three investors.

During the three months ended June 30, 2023, the Company sold 1,080,000 shares of common stock to five investors, share prices ranging from $1.00 per share to $2.00 per share, for a total cash consideration of $1,180,000.

The shares of common stock were issued and sold pursuant to exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended, contained in Section 4(a)(2) and/or Rule 506(b) of Regulation D thereof. No sales commissions were paid in connection with the sales of these securities and no general solicitation was used.

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

BlueOne Card, Inc.

Date:	August 11, 2023	/s/ James Koh
James Koh
(Principal Executive Officer and Principal Financial and Accounting Officer)

