Form 10-Q
period 2023-12-31
BlueOne Card, Inc.
filed 2024-02-20
CIK 1496690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2023

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at February 20, 2024 was 12,066,204.

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

ii

PART I.

Item 1. Financial Statements.

BLUEONE CARD, INC.

CONDENSED BALANCE SHEETS

	December 31, 2023	March 31, 2023
ASSETS	(Unaudited)
Current Assets
Cash	$138,646	$668,118
Inventory, net	72,900	74,500
Prepaid deposits and other current assets	6,759	7,048
Total Current Assets	218,305	749,666

Property and equipment, net	301,394	47,287
Internal-use software development	551,683	145,892
Right-of-use asset	93,204	48,401
Deposits	4,391	-
Total Assets	$1,168,977	$991,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$66,197	$79,543
Compensation payable to officer	521,413	380,750
Related party payables	23,265	25,765
Lease liability - current maturity	43,259	17,384
Total Current Liabilities	654,134	503,442

Lease liability - net of current maturity	46,257	24,862
Total Liabilities	700,391	528,304

Commitments and Contingencies (See Note 7)

Stockholders’ Equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized, Series A Preferred Stock, 1,000,000 shares designated, 292,000 shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively	292	292
Common stock, $0.001 par value; 500,000,000 shares authorized, 12,041,204 shares and 10,336,004 shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively	12,042	10,336
Additional paid in capital	3,919,220	2,093,226
Stock subscriptions received	-	617,700
Accumulated deficit	(3,462,968)	(2,258,612)
Total Stockholders’ Equity	468,586	462,942

Total Liabilities and Stockholders’ Equity	$1,168,977	$991,246

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
Revenues	$1,000	$-	$4,000	$-

Cost of sales	400	-	1,600	-
Cost of sales - Inventory reserve		-	-	-

Gross Profit (Loss)	600	-	2,400	-

Operating Expenses
Legal and filing fees	31,377	2,859	45,968	24,634
Rent	37,792	26,430	113,371	73,168
General and administrative	399,785	102,896	1,058,496	578,223
Total Operating Expenses	468,954	132,185	1,217,835	676,025

Loss from Operations	(468,354)	(132,185)	(1,215,435)	(676,025)

Other Income (Expense)
Interest income	2,163	-	11,120	-
Interest expense	-	(920)	(41)	(3,510)
Total Other Income (Expense)	2,163	(920)	11,079	(3,510)

Loss before Income Taxes	(466,191)	(133,105)	(1,204,356)	(679,535)

Provision for Income Tax	-	-	-	-

Net Loss	$(466,191)	$(133,105)	$(1,204,356)	$(679,535)

Basic and Diluted Net Loss Per Share	$(0.04)	$(0.01)	$(0.10)	$(0.07)

Weighted Average Number of Shares Outstanding - Basic and Diluted	12,035,905	10,329,172	11,822,147	10,279,092

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended December 31, 2023
	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Equity
Balance - September 30, 2023	292,000	$292	12,033,704	$12,034	$3,889,228	$-	$(2,996,777)	$904,777
Sale of common stock	-	-	7,500	$8	$29,992	-	-	30,000
Net loss	-	-	-	-	-	-	(466,191)	(466,191)
Balance - December 31, 2023	292,000	$292	12,041,204	$12,042	$3,919,220	$-	$(3,462,968)	$468,586

For the Nine Months Ended December 31, 2023
	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Equity
Balance - March 31, 2023	292,000	$292	10,336,004	$10,336	$2,093,226	$617,700	$(2,258,612)	$462,942
Sale of common stock	-	-	1,705,200	1,706	1,825,994	(617,700)	-	1,210,000
Net loss	-	-	-	-	-	-	(1,204,356)	(1,204,356)
Balance - December 31, 2023	292,000	$292	12,041,204	$12,042	$3,919,220	$-	$(3,462,968)	$468,586

For the Three Months Ended December 31, 2022
	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	(Deficit)
Balance - September 30, 2022	292,000	$292	10,278,861	$10,279	$1,643,283	$-	$(1,686,243)	$(32,389)
Sale of common stock	-	-	57,143	57	199,943	-	-	200,000
Net loss	-	-	-	-	-	-	(133,105)	(133,105)
Balance - December 31, 2023	292,000	$292	10,336,004	$10,336	$1,843,226	$-	$(1,819,348)	$34,506

For the Nine Months Ended December 31, 2022
	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	(Deficit)
Balance - March 31, 2022	292,000	$292	9,979,575	$9,980	$1,221,082	$-	$(1,139,813)	91,541
Sale of common stock	-	-	106,429	106	372,394	-	-	372,500
Issuance of common stock for services	-	-	250,000	250	249,750	-	-	250,000
Net loss	-	-	-	-	-	-	(679,535)	(679,535)
Balance - December 31, 2022	292,000	$292	10,336,004	$10,336	$1,843,226	$-	$(1,819,348)	$34,506

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(1,204,356)	$(679,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79,142	25,986
Amortization of right-of-use asset		12,127
Loss on sale of vehicle	-	2,034
Bad debt expense	52,305	-
Stock compensation expense	-	250,000
Changes in operating assets and liabilities:
Decrease in inventory	1,600	-
Decrease (increase) in prepaid deposits and other current assets	289	(23,700)
(Decrease) increase in accounts payable and accrued liabilities	(15,270)	4,130
Increase in compensation payable to officer	140,663	-
(Decrease) increase in related party payables	(2,500)	144,017
Decrease in right-of-use asset	-	(18,966)
Net Cash Used In Operating Activities	(948,127)	(283,907)

Cash Flows From Investing Activities:
Cash paid for purchase of internal-use software development costs	(405,791)	-
Cash paid for purchase of property and equipment	(333,249)	-
Loan disbursement	(52,305)	-
Net Cash Used In Investing Activities	(791,345)	-

Cash Flows From Financing Activities:
Cash proceeds from sale of common stock	1,210,000	372,500
Cash paid for loan payable	-	(3,126)
Net Cash Provided By Financing Activities	1,210,000	369,374

Net (Decrease) Increase in Cash	(529,472)	85,467

Cash - Beginning of the Period	668,118	41,318

Cash - End of the Period	$138,646	$126,785

Supplemental Disclosures of Cash Flows
Cash paid for interest	$41	$3,510
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Sale of vehicle	$-	$50,246
Repayment of loan payable	-	$50,246
Present value of lease liabilities	$132,957	$46,277

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2023

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

Going Concern

These condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company recorded a net loss of $1,204,356, and used net cash flows in operating activities of $948,127 for the nine months ended December 31, 2023, and has an accumulated deficit and working capital deficit of $3,462,968 and $435,828, as of December 31, 2023. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these condensed financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company. The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. The interim condensed financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These interim condensed financial statements, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended December 31, 2023 and 2022; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed financial statements, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, filed with the SEC on July 14, 2023. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. These accounting policies conform to US GAAP in all material respects and have been consistently applied in preparing the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of its assets, liabilities, equity and operations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about its estimates that are not readily apparent from other sources. Significant estimates in the accompanying financial statements include the valuation of note receivable, valuation of inventory, valuation of internal-use software development costs, valuation of lease liabilities and right-of-use assets, valuation of stock-based compensation and valuation of deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and March 31, 2023, respectively.

Concentrations

Cash Concentration

Cash is maintained at one financial institution and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of December 31, 2023, the Company did not have any cash balances in a financial institution which exceeded federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operation and cash flows.

Significant Vendor and Concentration

The Company relies solely on one vendor for key components and processing services related to the manufacturing, distribution and servicing of its prepaid debit cards and gift cards. The same vendor is also the sole developer and provider of the software for Company’s operations.

Note Receivable

The Company made a non-recurring loan disbursement on November 16, 2023 to settle a debt of $52,305 of a third-party vendor. The note receivable was for a short term, non-interest bearing and matured on December 10, 2023. In case the promissory note is not fulfilled on or before December 10, 2023, the third-party vendor agreed to transfer its ownership interest in an entity to the Company. At December 31, 2023, the Company has provided a full reserve for the uncollectible amount of the promissory note receivable from this third party.

Inventory

Inventory of finished goods consists of plastic prepaid debit cards and gift cards not yet loaded with funds, and is valued at the lower of cost or net realizable value using the specific identification method. The reported net value of inventory includes saleable prepaid debit cards and gift cards that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At December 31, 2023 and March 31, 2023, the Company had a reserve of $26,385 and $26,385, respectively, to reduce the inventory to net realizable value.

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

December 31, 2023

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

Long-lived Assets

In accordance with Accounting Standards Codification (“ASC”) ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three months and nine months ended December 31, 2023 and 2022, respectively.

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

In calculating the right of use asset and lease liability, the Company elects to include only the lease components as permitted under ASC 842. The Company expenses non-lease components as incurred. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2023

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

The Company’s financial instruments consist principally of prepaid assets, accounts payable and accrued liabilities, related party payable, and lease liability. The Company believes that the recorded values of all the financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Revenue Recognition

The Company recognizes revenues from card sales when the product is deemed delivered to the customer, and the ownership/control is transferred. The Company will recognize revenue from card service fees and card transactions once the service or transaction is completed, respectively. The Company’s revenue recognition policy is based on the revenue recognition criteria established under the Financial Accounting Standards Board – Accounting Standards Codification 606 “Revenue From Contracts With Customers” which has established a five-step process to govern contract revenue and satisfy each element is as follows: (1) Identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as you satisfy a performance obligation. The Company records the revenue once all the above steps are completed. The Company recorded $1,000 and $4,000 in revenues for the three months and nine months ended December 31, 2023 and $0 for the same comparable periods in 2022, respectively, from the sale of the prepaid debit or gift cards to its customers.

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

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed. The Company recorded in general and administrative expenses research and development costs of $61,957 and $79,595 for the three months and nine months ended December 31, 2023 and $0 and $2,240 for the same comparable periods of 2022, respectively.

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

December 31, 2023

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

	For the Three Months Ended December 31,
	2023	2022
Net loss computation of basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(466,191)	$(133,105)

Basic and diluted net loss per share:
Basic and diluted net loss per common shareholder	$(0.04)	$(0.01)
Basic and diluted weighted average common shares outstanding	12,035,905	10,329,172

	For the Nine Months Ended December 31,
	2023	2022
Net loss computation of basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(1,204,356)	$(679,535)

Basic and diluted net loss per share:
Basic and diluted net loss per common shareholder	$(0.10)	$(0.07)
Basic and diluted weighted average common shares outstanding	11,822,147	10,279,092

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive, are as follows as of December 31, 2023 and 2022, respectively, (in common equivalent shares):

	December 31, 2023	December 31, 2022
Preferred stock	292,000,000	292,000,000
Total anti-dilutive weighted average shares	292,000,000	292,000,000

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

NOTE 3 – INVENTORY

Inventory of prepaid debit cards and gift cards consisted of the following:

	December 31, 2023	March 31, 2023
Prepaid cards inventory	$99,285	$100,885
Less: reserve to reduce to net realizable value	(26,385)	(26,385)
Total	$72,900	$74,500

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	December 31, 2023	March 31, 2023
Furniture and fixtures	5 years	$180,278	$120,519
Leasehold Improvements	3.2 years	273,490	-
Office equipment	3 years	5,500	5,500
		459,268	126,019
Less: Accumulated depreciation		(157,874)	(78,732)
Total		$301,394	$47,287

Depreciation and amortization expense amounted to $32,365 and $79,142 for the three months and nine months ended December 31, 2023 and $6,485 and $25,986 for the same comparable periods in 2022, respectively.

NOTE 5 – INTERNAL-USE SOFTWARE DEVELOPMENT COSTS

For the year ended March 31, 2023, the Company had capitalized costs of $145,892 relating to development of internal-use software. This software was developed by a third party and has passed the preliminary project stage prior to capitalization. For the nine months ended December 31, 2023, the Company capitalized an additional $405,791 towards the purchase of and development of internal-use software. Amortization of the internal-use software development costs will begin once the software is placed in service which management has determined will start once service revenues begin.

	December 31, 2023	March 31, 2023
Internal-use software development cost	$551,683	$145,892
Less: Accumulated amortization	-	-
Total	$551,683	$145,892

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”), from time to time, has provided advances to the Company for its working capital purposes. The CEO had advanced funds to the Company totaling $23,265 and $25,765 as of December 31, 2023 and March 31, 2023, respectively. The funds advanced are unsecured, non-interest bearing, and due on demand.

On December 1, 2020, the Company entered into an employment agreement with its CEO for a three-year term, for an annual compensation of $150,000 with a 10% annual increase in compensation effective October 1 of each year (See Note 7). The Company has recorded in general and administrative expenses compensation expense of $49,913 and $140,663 for the three months and nine months ended December 31, 2023 and $45,375 and $127,875 for the same comparable periods of 2022, respectively. Compensation payable to the CEO was $521,413 and $380,750 as of December 31, 2023 and March 31, 2023, respectively.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases

The Company reported the following summary of non-cancellable operating leases in accordance with the provisions of ASC 842 Topic 842 “Leases” as follows:

Summary of Non-Cancellable Operating Leases:

	Vehicle	Office Lease	Total
Right-of-use asset, net	$33,508	$59,696	$93,204

Current lease liabilities	$19,013	$24,246	$43,259
Non-current lease liabilities	10,392	35,865	46,257
Total operating lease liabilities	$29,405	$60,111	$89,516

Vehicle

On July 12, 2022, the Company executed a non-cancellable operating lease for a vehicle with the lease commencing on July 12, 2022 for a three-year term. The Company paid $10,000 at the execution of the lease which included $1,793 as first month payment, and $8,207 as vehicle registration, capitalized cost reduction and other handling fees. The Company recorded rent expense of $6,063 and $18,190 for the three months and nine months ended December 31, 2023 and $6,063 and $12,127 for the three months and nine months ended December 31, 2022. The lease expires on July 11, 2025.

Supplemental balance sheet information related to the lease is as follows as of December 31, 2023:

Operating Lease
Right-of-use asset, net	$33,508

Current lease liabilities	$19,013
Non-current lease liabilities	10,392
Total operating lease liabilities	$29,405

Weighted average remaining lease term (years)	1.42

Weighted average discount rate per annum	12%

As the lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future costs are as follows:

For the years ending	Vehicle
March 31, 2024 (remaining)	$5,379
March 31, 2025	21,518
March 31, 2026	5,380
Total lease payments	32,277
Less: imputed interest	(2,872)
Present value of lease liabilities	$29,405

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

The Company recorded rent expense including common area maintenance of $11,359 and $34,077 for the three months and nine months ended December 31, 2023.

Supplemental balance sheet information related to the lease is as follows as of December 31, 2023:

Operating Lease
Right-of-use asset, net	$59,696

Current lease liabilities	$24,246
Non-current lease liabilities	35,865
Total operating lease liabilities	$60,111

Weighted average remaining lease term (years)	2.58

Weighted average discount rate per annum	12%

As the lease do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

Anticipated future costs are as follows:

For the years ending	Office Lease
March 31, 2024 (remaining)	$10,981
March 31, 2025	26,947
March 31, 2026	27,755
March 31, 2027	4,658
Total lease payments	70,341
Less: imputed interest	(10,230)
Present value of lease liabilities	$60,111

Office Leases - Others

On August 27, 2020, the Company formally executed a month-to-month cancellable operating lease for leasing office space in an executive suite, commencing on September 1, 2020 for $259 per month. The Company paid a security deposit of $259 on September 7, 2020. The monthly rent increased to $279 effective January 1, 2021 and then to $289 effective October 1, 2022. The Company has recorded rent expense of $867 and $2,601 for the three months and nine months ended December 31, 2023 and $867 and $2,541 for the same comparable periods of 2022, respectively.

On October 26, 2020, the Company executed a non-cancellable operating lease agreement for its principal office for a monthly rent of $5,500, with the lease commencing on November 1, 2020 for a period of 12 months. The Company paid a security deposit of $5,500 on October 28, 2020. On November 25, 2021, the Company executed a month-to-month lease for this office facility at a monthly rental of $6,500. The Company has recorded rent expense of $19,500 and $58,500 for the three months and nine months ended December 31, 2023 and $19,500 and $58,500 for the same comparable period in 2022, respectively.

The Company has recorded total rent expense of $37,792 and $113,371 for the three months and nine months ended December 31, 2023 and $26,430 and $73,168 for the same comparable period of 2022, respectively.

The Company has considered the provisions of ASC 842 Topic 842 “Leases”. The Company has elected not to recognize lease assets and lease liabilities for leases with a term of 12 months or less, as it is permitted to make an accounting policy election. The Company records the rent expense on a straight-line basis ratable over the term of the lease.

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

As a bonus for entering into the agreement, the Company issued 1,000,000 shares of its common stock to its Officer in December 2020 and, in the event that the Agreement is terminated prior to one year from the date of the Agreement, the Officer is obligated to return the shares to the Company. The common stock issued to the officer vested in December 2021. Pursuant to the Agreement, the Officer is entitled to an annual base salary of $150,000 and that amount is subject to an automatic 10% annual increase on the anniversary date (See Note 6).

Service Agreement with EndlessOne Global Inc. (“E1G”)

The Company entered into a Service Agreement with E1G on September 1, 2020 whereby, E1G provided data processing, transaction processing and related services for its cardholders, mobile apps, website’s back office and integration services with sponsoring banks and processors. The Service Agreement required a one-time fee of $250,000 to initiate the process to establish the banking identification number, including the program setup, integration and API connection and implementation process required to bring the program live. The Company has paid E1G $551,683 and $145,892 for the internal-use software development as of December 31, 2023 and March 31, 2023, respectively.

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of December 31, 2023.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at December 31, 2023 and March 31, 2023 was 500,000,000 authorized common shares with a par value of $0.001 per share, and 25,000,000 authorized preferred shares with a par value of $0.001 per share.

Common Stock

The Company had received from three investors, cash proceeds of $617,700 in stock subscriptions as of March 31, 2023 which were recorded as stock subscriptions received credit in equity. On April 28, 2023, the Company issued 617,700 shares to these three investors.

During the nine months ended December 31, 2023, the Company sold 1,705,200 shares (which included 617,700 shares of stock subscription received in advance as of March 31, 2023) of common stock, share price ranging from $1.00 per share to $4.00 per share for a total cash consideration of $1,210,000.

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 12,041,204 shares and 10,336,004 shares as of December 31, 2023 and March 31, 2023, respectively.

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

Series A Preferred Stock

There are 1,000,000 shares of Series A Preferred Stock designated and 292,000 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively.

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

December 31, 2023

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

As a result of all preferred stock issuances, the total issued and outstanding shares of preferred stock were 292,000 shares as of December 31, 2023 and March 31, 2023, respectively.

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

NOTE 9 – SUBSEQUENT EVENT

On February 10, 2024, the Company sold to an investor 25,000 shares of its common stock at $4.00 per share, and received a cash consideration of $100,000.

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

On September 15, 2020, we made a deposit of $100,000 for internal-use software development to the Program Manager towards programming and designing our prepaid debit and gift cards with our card design and logo. We have made multiple payments to the program manager for software developing, and have paid $551,683 as of December 31, 2023.

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

Critical Accounting Policies

We apply the following critical accounting policies in the preparation of our financial statements:

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of its assets, liabilities, equity and operations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about its estimates that are not readily apparent from other sources. Significant estimates in the accompanying financial statements include the valuation of note receivable, valuation of inventory, valuation of internal-use software development costs, valuation of lease liabilities and right-of-use assets, valuation of stock-based compensation and valuation of deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Results of Operations for the Three Months Ended December 31, 2023 Compared to the Three Months Ended December 31, 2022 (Unaudited)

Revenues and Cost of Sales

We sold 200 prepaid debit cards to a customer and recorded revenues of $1,000 during the three months ended December 31, 2023 compared to no cards sold during the three months ended December 31, 2022, respectively. Cost of sales for sale of 200 cards for the three months ended December 31, 2023 were $400 as compared to $0 for the three months ended December 31, 2002, respectively.

Operating Expenses

Operating expenses included legal, accounting and professional fees, all costs associated with marketing, advertising and promotion, research and development, rent and other expenses. We recorded operating expenses of $468,954 and $132,185 for the three months ended December 31, 2023 and 2022, respectively. The net increase in operating expenses of $336,769 was primarily due to the increase in advertising and promotions, increase in amortization of leasehold improvements, increase in consulting fees, increase in marketing of prepaid debit cards, increase in rent expense, increase in bad debt, increase in software maintenance expense, increase in travel expense and other general and administrative expenses.

Other Income (Expense)

Other income included interest earned on the cash balance invested in the money markets account during the three months ended December 31, 2023. Interest income increased due to the higher interest rates offered by the bank during the three months ended December 31, 2023 as compared to same comparable period in 2022. Interest expense related to the financing the purchase of Company vehicle and credit card interest. Interest expense decreased for the three months ended December 31, 2023 as compared to the same periods in 2022 as a result of the sale of the vehicle during the three months ended September 30, 2022.

Net Loss

We reported a net loss of $466,191 and $133,105 for the three months ended December 31, 2023 and 2022, respectively. The increase in the net loss was primarily due to the increase in operating expenses incurred by us.

Results of Operations for the Nine Months Ended December 31, 2023 Compared to the Nine Months Ended December 31, 2022 (Unaudited)

Revenues and Cost of Sales

We sold 800 prepaid debit cards to customers and record revenues of $4,000 during the nine months ended December 31, 2023 compared to no cards sold during the nine months ended December 31, 2022, respectively. Cost of sales for sale of 800 cards for the nine months ended December 31, 2023 were $1,600 as compared to $0 for the nine months ended December 31, 2002, respectively.

Operating Expenses

Operating expenses included legal, accounting and professional fees, all costs associated with marketing, advertising and promotion, research and development, rent and other expenses. We recorded operating expenses of $1,217,835 and $676,025 for the nine months ended December 31, 2023 and 2022, respectively. The net increase in operating expenses of $541,810 was primarily due to the increase in advertising and promotions, increase in amortization of leasehold improvements, increase in consulting fees, increase in marketing of prepaid debit cards, increase in rent expense, increase in bad debt, increase in software maintenance expense and increase in travel expense and other general and administrative expenses offset by reduction in consulting fees.

Other Income (Expense)

Other income included interest earned on the cash balance invested in the money markets account during the nine months ended December 31, 2023. Interest income increased due to the higher interest rates offered by the bank during the nine months ended December 31, 2023 as compared to same comparable period in 2022. Interest expense related to the financing the purchase of Company vehicle and credit card interest. Interest expense decreased for the nine months ended December 31, 2023 as compared to the same periods in 2022, as a result of the sale of the vehicle during the nine months ended December 31, 2022.

Net Loss

We reported a net loss of $1,204,356 and $679,535 for the nine months ended December 31, 2023 and 2022, respectively. The increase in the net loss was primarily due to the increase in operating expenses incurred by us.

Liquidity and Capital Resources

Liquidity and Capital Resources for the nine months ended December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
Summary of Cash Flows:
Net cash used in operating activities	$(948,127)	$(283,907)
Net cash used in investing activities	(791,345)	-
Net cash provided by financing activities	1,210,000	369,374
Net (decrease) increase in cash	(529,472)	85,467
Cash – Beginning of the period	668,118	41,318
Cash – End of the period	$138,646	$126,785

Operating Activities

Cash used in operating activities of $948,127 for the nine months ended December 31, 2023 was primarily as a result of net loss of $1,204,356, depreciation and amortization of $79,142, bad debt of $52,305, and a net increase in operating assets and liabilities of $124,782 due to decrease in inventory of $1,600, decrease in prepaid deposits and other current assets of $289, decrease in accounts payable and accrued liabilities of $15,270, increase in compensation payable to officer of $140,663 and decrease in related party payables of $2,500.

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

Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2023 totaled $791,345 due to cash paid for purchase of internal-use software development of $405,791, purchase of property and equipment of $333,249 and loan advanced to a third party of $52,305. Net cash used in investing activities for the nine months ended December 31, 2022 was $0.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2023 was $1,210,000 consisting of cash received from sale of common stock of $1,210,000. Net cash provided by financing activities for the nine months ended December 31, 2022 was $369,374 consisting of cash received from sale of common stock of $372,500, and loan payments of $3,126 for purchase of vehicle.

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

Going Concern

The accompanying interim condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company has recorded a net loss of $1,204,356, used net cash flows in operating activities of $948,127 during the nine months ended December 31, 2023, and has an accumulated deficit and working capital deficit of $3,462,968 and $435,828 as of December 31, 2023. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these condensed financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying interim condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage and Capital Resources

We have devoted substantially all of our efforts to business planning since our inception on July 6, 2007. Accordingly, we are considered to be in the development stage. We have not generated revenues from our operations on a commercial scale and we will not commence generating revenues until sometime during the second calendar quarter of 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Currently, there is only one officer and one director, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer (who also serves as the principal financial and accounting officer) believes that the Company’s disclosure controls and procedures are not effective as of December 31, 2023 due to the following material weaknesses in internal control over financial reporting. We lacked the ability to have adequate segregation of duties in the financial statement preparation process. We noted deficiencies involving lack of segregation of duties, lack of governance/oversight, and lack of internal control documentation that we believe to be material weaknesses. Other material weaknesses include lack of monitoring controls over the valuation of stock-based compensation, and evaluation of impairment of intangibles and long-lived assets.

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BlueOne Card, Inc.

Date:	February 20, 2024	/s/ James Koh
James Koh
(Principal Executive Officer and Principal Financial and Accounting Officer)

