Form 10-K
period 2024-03-31
BlueOne Card, Inc.
filed 2024-07-11
CIK 1496690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended March 31, 2024

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

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold and issued, was $15,320,205 on September 30, 2023.

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at July 10, 2024 was 12,087,454.

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

Overview

BlueOne Card Inc., a Nevada corporation (the “Company”), through our relationship with our new master program manager, Expanse Financial Technologies, Inc., (the “Program Manager”), a Delaware corporation, is a reseller of an all-in-one prepaid, branded card to be issued by the Program Manager which we believe has numerous user benefits. We are aiming to provide innovative payout solutions and prepaid cards to consumers. Unlike other prepaid card distributors and companies, we specifically aim to target those customers who are unbanked, or non-bankable, and who have needs crossing international borders. The Program Manager has a well-established full functioning platform and has numerous clients in the United States of America (“USA”).

According to the data from the Federal Reserve, there are an estimated 60-65 million adults residing in the USA, who are unbanked or underbanked.1 This means that about 18% of the entire USA population has difficulties utilizing the standard banking system. This is our target group of customers. Through our relationship with the Program Manager, we will earn revenues mostly through transaction and monthly fees charged to customers by the Program Manager provided by us for the issued general purpose reloadable prepaid debit card, and reloading fees, ATM withdrawal fees, and card to card money transaction fees. We will be acting as an independent sales representative of the Program Manager and we will receive revenues from end-customer contracts, which will be executed with the Program Manager.

To date, we have generated nominal revenues from our planned business and our business is now in a new development stage. The new Program Manager’s platform is being customized for us, and, to date revenues have been derived from the sales of prepaid debit and gift cards using the prior Program Manager. Once the Program Manager’s platform is customized, we anticipate deriving revenues from processing and other fees.

We are currently headquartered in Newport Beach, California.

Background

BlueOne Card, Inc. (formerly known as “Avenue South Ltd.,” “TBSS International, Inc.,” or “Manneking Inc.”) was incorporated on July 6, 2007, under the laws of the State of Nevada. We started our business as a retailer and importer of domestic home furnishings from Hong Kong. On September 30, 2011, we changed our name to TBSS International, Inc., and got engaged in gold mining and drilling and general construction.

On April 26, 2019, Corporate Compliance, LLC filed a re-application for custodianship pursuant to Nevada Revenue Statute NRS 78.347. The Eighth Judicial District Court of Clark County, Nevada granted custodianship of TBSS International, Inc. to Corporate Compliance, LLC. On October 15, 2019, we changed our name to “Manneking Inc.,” and then to “BlueOne Card, Inc.” on June 30, 2020.

On October 15, 2019, we executed a 1 for 100 reverse stock-split. On June 30, 2020, we also executed a 1 for 100 reverse stock-split with a Certificate of Change and changed our trading symbol to “BCRD.” We filed a FINRA corporate action pursuant to FINRA Rule 6490 which was announced on the Daily List as of July 23, 2020.

1https://www.self.inc/info/unbanked-and-underbanked-population/#:~:text=The%20Federal%20Reserve%20found%20that,million%20people%20in%20the%20U.S.

Reseller Agreement with EndlessOne Global, Inc.

Effective August 15, 2020, we entered into an Authorized Reseller Agreement with EndlessOne Global, Inc. (“E1G”) as our Program Manager (the “E1G Reseller Agreement”) pursuant to which we agreed to be a reseller or an independent sales representative of E1G and its products, and E1G has agreed to support our reselling efforts. The E1G Reseller Agreement did not provide exclusivity and there were no volume sales requirements pertaining to our reselling efforts. On December 18, 2023, E1G notified us that their sponsor bank (“Bank”) has terminated its services to E1G. As a result, E1G is unable to continue servicing BlueOne Card, Inc.’s customers.

Agreement with Expanse Financial Technologies, Inc.

Expanse Financial Technologies, Inc. (“ExpanseFT”) (“Program Manager”), uses a platform that allows a company to process as a Payment Card Issuer, and a Banking Software company. ExpanseFT has card experts to serve and provide its clients/customers with the next generation of card and banking software. ExpanseFT is ushering in a new kind of debit card, one with comprehensive services and instant upfront reward packages. As an eWallet provider creating all different types of debit cards that are used every day, ExpanseFT will focus on driving digital commerce with eWallet software which works for all people. The easy-to-use eWallet will allow the banked or unbanked customers the ability and freedom to manage their money.

Effective February 27, 2024, we entered into a Master Program Manager Services Agreement, an authorized reseller agreement with a new Program Manager (the “Reseller Agreement”), pursuant to which we have agreed to be a reseller or an independent sales representative of the Program Manager and its products, and the Program Manager has agreed to support our reselling efforts. The Reseller Agreement does not provide exclusivity and there are no volume sales requirements pertaining to our reselling efforts.

The term of the Reseller Agreement is for five (5) years. The Reseller Agreement is renewable by mutual consent of each of the parties for two-year terms unless either party provides written notice to the other party at least 180 days prior to the termination of the term of the Reseller Agreement. The Reseller Agreement may be terminated by either party upon a material breach of either party with the non-breaching party providing written notice to the breaching party and the breach remaining uncured with 30 days of the notice. The Reseller Agreement may also be terminated by either party by written notice if either party ceases to carry on as a going concern, becomes the object of the institution of voluntary or involuntary proceedings in bankruptcy, insolvency, or liquidation, makes an assignment for the benefit of creditors, or if a receiver is appointed with respect to all or a substantial part of its assets.

Our duties under the Reseller Agreement are to use our best efforts to promote and market the products of the Program Manager including, but not limited to providing the first introduction of the products to prospective customers, conducting the preliminary qualification of prospective customers for the products of the Program Manager, conducting sales presentations and obtaining commitments from prospects, and distribution of the Program Manager’s collateral materials, as appropriate.

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

During the term of this agreement, we agreed to conduct our business and make all undertakings consistent with their policies in order that we may be eligible for sponsorship by a sponsor bank member of the associations/networks, .

We agreed to pay the Program Manager the processing fees as set forth in this agreement. The Program Manager and BlueOne Card can agree to modify charges for services, add, delete or modify services from time to time.

The Program Manager shall provide us with prepaid debit and gift cards of requested quantity, create a range of prepaid debit accounts, using banking identification numbers provided to the Program Manager by our issuing bank and produce and deliver plastic card production tape media, including personal identification number (PIN) generation for the range of created prepaid debit accounts. Upon the first loading of value to a prepaid debit account, the Program Manager will create and activate a cardholder account on the Program Manager’s system and create linkage between the cardholder account on ExpanseFT system and our cardholder aggregate settlement account at our issuing bank or another bank.

We agreed to pay for all new programming outside the scope listed in this agreement such as but not limited to mobile apps, websites back office and the integrations with the sponsoring banks and processors as we go. We agreed to pay a one-time fee of $60,000 to initiate the process to establish one banking identification number, including the program setup, integration, API connection and implementation process required to bring the program live.

On March 1, 2024, we made a payment of $42,500 towards the one-time fee of $60,000 as discussed above, for program implementation to the Program Manager towards implementation and customization fees for our program.

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

Some of the benefits of the Program Manager’s prepaid, branded cards will be as follows:

●	A mobile application for iOS devices (Apple), and android.

●	The Program Manager and BlueOne Card provides a Global Remittance Network (“GRN”) meaning that it will connect any proprietary accounts or card systems to other systems worldwide.

●	Option to provide free checking account and check books by BlueOne Card.

●	We intend to resell the Program Manager’s prepaid, branded cards to liquor stores throughout the U.S. and online at www.blueonecard.com as well.

●	The Program Manager’s prepaid, branded cards provide a dynamic Card Verification Value (“CVV”) function including a chip and Personal Identification Number (“PIN”) capability.

●	The Program Manger’s prepaid, branded cards access are lock and unlocked with Sensor Assisted Flight Envelope (“SAFE”) technology. Consumers will also instantly be able to lock and unlock the cards via text Short Message Service (“SMS”).

●	We believe payroll checks will be deposited via the Program Manager’s mobile application.

Market Strategy

Currently, without the Program Manager’s prepaid, branded cards, numerous of those users who are unbanked or underbanked, use methods such as Western Union, or its mobile application, in order to send and receive funds to and from others, especially if it is an international money transfer and non-domestic. This makes the user’s experience more complicated as cashing in checks and paying bills becomes a lot more costly and also very time-consuming. Also, other ordinary prepaid debit cards may charge very high fees.

In comparison, we believe the Program Manager’s prepaid, branded cards will be safer than cash, more convenient than checks, and very easy to obtain through liquor stores or online, which are the principal methods we intend to resell the cards. Not only this, but there are also no troubles with exchange rates, and transfers being cancelled or rejected after days unlike using other financial service companies. With the Program Manager’s prepaid, branded cards, high cash checking fees will be eliminated, and direct deposits can be made to save the consumer’s time and money. Also, with its global remittance network provided by the Program Manager, the Program Manager’s prepaid, branded cards connect proprietary accounts or card systems to other systems in any part of the world.

We have studied and tested the Latino market for over two years, completed marketing data and studies including consumer usage in the Southern California market. We have tested with live, in production cards for this pilot and have further advertised in Latino magazines, newspapers, YouTube commercials and direct mailing. The program was successful, and we will now focus on the Latino market with the new program and we will also build new custom products and services to offer to the Latino market. Using the analytics of the database of over 5,000 consumer cards and their habits and needs, we feel that the product and its features will be successful.

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

We believe that we will be able to enter into distribution agreements with liquor store owners to distribute the Program Manager’s prepaid, branded card in their respective stores due to the fact that we believe it will greatly increase traffic to the respective stores due to demand for the card. With heavier traffic, we believe there will be increased sales in each liquor store as numerous people will walk in to load money and purchase GPR prepaid cards. We believe this will also benefit the store owner as there will be increased premiums later on for the store itself. Thus, there will be an exchange of benefit between the multitude of liquor stores throughout the U.S. that we intend to target and our Company.

Marketing of Products and Services

We market the Program Manager’s products and services through an extensive network of sales representatives and through our website, www.blueonecard.com.

Intellectual Property

All intellectual property required for the operation of our business is provided through our relationship with the Program Manager.

Employees

As of June 30, 2024, we had one employee, Mr. James Koh, our Chief Executive Officer (“CEO”), who is also a full-time employee. At any given time, we engage 2-5 independent contractors who have very extensive experience in operations, compliance and risk management and marketing.

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

Government Regulations

Although the Program Manager and sponsor bank are subject to government regulation, as a reseller we are not subject to the same regulations. If the Program Manager fails to comply with government regulations applicable to it, it could have a material adverse effect on our business.

U.S. Securities Laws

We are subject to regulations by U.S. federal and state securities laws as a public company, including the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

SEC Reporting

We are an OTCQX issuer filing current, public information with OTC Markets Group Inc. electronic quotation venue under the trading symbol “BCRD.” There is a highly illiquid nature in investing in our common stock.

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

Risks Related to Our Business

Any reference to risks associated with the Program Manager are not the official stance of the Program Manager and should not be interpreted as such. All assertions pertaining to the Program Manager herein are reasonable assumptions of risks facing the Program Manager. As a reseller of the Program Manager’s prepaid debit and gift cards, our business is dependent upon the Program Manager.

Our business is dependent upon our contractual relationship with Expanse Financial Technologies, the Program Manager, and, if the Reseller Agreement is terminated or if the Program Manager defaults on its contractual obligations or its business experiences difficulties, our business would likely fail.

We have entered into a single Reseller Agreement with Expanse Financial Technologies, Inc. pursuant to which we have agreed to be a reseller of the Program Manager’s prepaid debit and gift cards. At the time, our ability to generate revenues is completely dependent upon our ability to resell the Program Manager’s prepaid debit and gift cards to end customers. If we are unable to have success as a reseller, our business will be likely to fail. If the Program Manager’s business or products and services experience difficulties, our business can also suffer drastically.

The Reseller Agreement terminates five (5) years from the date of the Reseller Agreement, subject to two-year extensions and early termination. If the Reseller Agreement is terminated at any time and we are unable to engage a different program manager at terms similar or better than those in the Reseller Agreement, our business will likely fail. It is our intention to appoint a second Program Manager to resolve these types of issues when they arise. The Reseller Agreement does not grant us exclusivity as a reseller of the Program Manager’s products and services. In the event that the Program Manager engages others to act as resellers of its products and services, we may experience a decrease in our ability to make sales as a reseller, which would likely have a material adverse impact on our business and may cause it to fail.

The platform(s) of the Program Manager may cause our business to fail because of data integrity issues, hacking, etc.

The Program Manager’s platform is currently being set up with BlueOne Cards business program. Prolonged functionality or banking delays could have a material adverse effect on our business.

Our operating results may fluctuate in the future, which could cause our stock price to decline.

Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our Common Stock, the trading price of our Common Stock could decline substantially. Fluctuations in our quarterly or annual results of operations might result from a number of factors, including, but not limited to:

●	The unprecedented impact of COVID-19 like pandemics on our business, customers, employees, consultants, service providers, stockholders, investors and other stakeholders

●	the timing and volume of purchases and use of our products and services by our customers;

●	our ability to effectively sell our products through direct-to-consumer initiatives;

●	the timing and success of new product or service introductions by us or our competitors;

●	changes in the level of interchange rates that are paid to us;

●	fluctuations in customer retention rates;

●	changes in the mix of products and services that we sell;

●	changes in the mix of retail distributors through which we sell our products and services;

●	the timing of commencement of new product development and initiatives, the timing of costs of existing product rollouts and the length of time we must invest in those new products, channels or retail distributors before they generate material operating revenues;

●	changes in our or our competitors’ pricing policies or sales terms;

●	costs associated with significant changes in our or our banks risk policies and controls;

●	the amount and timing of costs related to the acquisition of complementary businesses;

●	the amount and timing of costs of any major litigation to which we are a party;

●	disruptions in the performance of our products and services, including interruptions in the services we provide to other businesses, and the associated financial impact thereof;

●	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our business, operations and infrastructure;

●	accounting charges related to impairment of intangible assets;

●	our ability to control costs, including third-party service provider costs and sales and marketing expenses in an increasingly competitive market;

●	volatility in the trading price of our Common Stock, which may lead to higher or lower stock-based compensation expenses; and

●	changes in the political or regulatory environment affecting the banking or electronic payments industries.

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

Due to the fact that most of our revenues will be derived from commissions from the resale of the Program Manager’s products and services, future revenue growth depends on our ability to retain and attract new long-term users of the Program Manager’s products.

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

The industries in which we compete are highly competitive and subject to rapid and significant changes. Due to our relationship with the Program Manager as a reseller of its prepaid, branded cards, we compete against companies and financial institutions across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries and may compete with others in the market who may in the future provide offerings similar to those of the Program Manager, and, particularly, our Program Manager competes with vendors who may provide program management and other services though a platform similar to its Backend as a Service (“BaaS”) platform. These and other competitors in the banking and electronic payments industries are introducing innovative products and services that may compete with those of our Program Manager. We expect that this competition will continue as the banking and electronic payments industries continue to evolve, particularly if non-traditional payments processors and other parties gain greater market share in these industries. If we are unable to differentiate our Program Manager’s products and platform from and successfully compete with those of our competitors, our business, results of operations and financial condition will be materially and adversely affected.

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

Our prospects for growth depend on the Program Manager’s ability to innovate by offering new and adding value to its existing product and service offerings and on its ability to effectively commercialize such innovations. The Program Manager will continue to make investments in research, development, and marketing for new products and services. Investments in new products and services are speculative. Commercial success depends on many factors, including innovation, price, the competitive environment and effective distribution and marketing. If customers do not perceive the Program Manager’s new offerings as providing significant value, they may fail to accept the Program Manager’s new products and services, which would negatively impact on our operating revenues.

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

Changes in the laws and regulations to which the Program Manager is subject, or to which they may become subject, may increase our costs of operation, decrease our operating revenues and disrupt our business.

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

Furthermore, we expect a substantial portion of our operating revenues to be derived from interchange fees. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time. The current interchange lawsuit settlement may possibly have a dampening effort on higher interchange fees. Visa and Mastercard tack on additional charges to transaction interchange fees, which may cause them to raise fees to other parties like us.

The enactment of the Dodd-Frank Act required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While the interchange rates that may be earned by us are exempt from the limitations imposed by the Dodd-Frank Act, there can be no assurance that future regulation or changes by the payment networks will not impact on our interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks or future regulation, we would likely need to change our fee structure to offset the loss of interchange revenues. However, our ability to make these changes will be limited by the terms of our future contracts and other commercial factors, such as price competition. To the extent we increase the pricing of the Program Manager’s products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. The Program Manager’s may also have to discontinue certain products or services. As a result, our total operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.

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

We are highly dependent on our management, specifically James Koh. We have an employment agreement in place with Mr. Koh. If we lose our key employee(s), our business may suffer. Furthermore, our future success will also depend, in part, on the continued service of our management personnel and our ability to identify, hire, and retain additional key personnel. We do not carry “key-man” life insurance on the lives of any of our executives, employees or advisors. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly.

Our future success depends on our ability to attract, integrate, retain and incentivize key personnel.

Our future success will depend, to a significant extent, on our ability to attract, integrate, retain and recognize key personnel, namely our management team and experienced sales, marketing and program and technology development personnel. Replacing departing key personnel can involve organizational disruption and uncertainty. We do not carry “key-man” life insurance on the lives of any of its executives, employees or advisors. We experience transitions among our executive officers from time to time. If we fail to manage any future transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed. We must retain and motivate existing personnel, and we must also attract, assimilate and motivate additional highly qualified employees. We may experience difficulty in managing transitions and assimilating our newly hired personnel, which may adversely affect our business. Competition for qualified management, sales, marketing and program and technology development personnel can be intense. Competitors may in the future attempt to recruit our top management and employees. If we fail to attract, integrate, retain and incentivize key personnel, our ability to manage and grow our business could be harmed.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. We have in the past and may in the future discovered areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action, and could require us to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.

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

We are a development stage enterprise and have recently commenced planned principal operations. We have not earned any significant revenues and have incurred net loss of $1,613,140 and cash used in operations of $1,146,710 for the fiscal year ended March 31, 2024 as compared to net loss of $1,118,799 and cash used in operations of $331,574 for the fiscal year ended March 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources, such as debt or equity financing or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations, or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders.

We intend to overcome the circumstances that impact on our ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however, we may not have commitments from third parties for a sufficient amount of additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital, when needed, could limit our ability to continue our operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations, and stock price and require us to curtail or cease operations, sell off our assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of our Common Stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary, to raise additional funds, and may require that we relinquish valuable rights.

Our management has limited experience operating a public company and is subject to the risks commonly encountered by early-stage companies.

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

We have a limited operational history in an emerging industry, making it difficult to accurately predict and forecast business operations.

As we have limited operations in our business and have yet to generate significant revenue, it is extremely difficult to make accurate predictions and forecasts of our finances. This is compounded by the fact that we operate in a rapidly transforming industry. There is no guarantee that our products or services will remain attractive to potential and current users as these industries undergo rapid change, or that potential customers will utilize our services.

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

We estimate that it will cost approximately $300,000 annually to maintain the proper management and financial controls for our filings required as a public reporting company. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

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

Our Common Stock has historically been sporadically traded on the OTC Markets, meaning that the number of people interested in purchasing our shares at, or near ask prices at any given time, may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as us or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer, which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give shareholders any assurance that a broader or more active public trading market for our shares of Common Stock will develop or be sustained, or that current trading levels will be sustained.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBER SECURITY

ITEM 2.	PROPERTIES

Our principal corporate office is located at 4695 MacArthur Court, Suite 1100, Newport Beach, CA 92660.

On August 27, 2020, we formally executed a month-to-month cancellable operating lease for leasing office space in an executive suite, commencing on September 1, 2020 for $259 per month. We paid a security deposit of $259 on September 7, 2020. The monthly rent increased to $279 effective January 1, 2021, and then to $289 effective October 9, 2022.

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

We anticipate that we (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure you that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations. As of the filing of this Annual Report, we are not a party to any pending legal proceedings, nor are we aware of any civil proceeding or government authority contemplating any legal proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the OTCQX under the symbol “BCRD.” The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume has occurred during these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED MARCH 31, 2025	First	$5.93	$5.15

	Quarter	High	Low
FISCAL YEAR ENDED MARCH 31, 2024	First	$8.75	$5.00
	Second	$5.25	$5.00
	Third	$5.75	$5.05
	Fourth	$5.75	$5.75

	Quarter	High	Low
FISCAL YEAR ENDED MARCH 31, 2023	First	$8.50	$8.50
	Second	$8.50	$8.50
	Third	$8.50	$8.50
	Fourth	$8.75	$8.50

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

Holders of Record

As of July 10, 2024, an aggregate of 12,087,454 shares of our Common Stock were issued and outstanding and were owned by approximately 96 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

Unregistered Sales of Equity Securities

On February 20, 2024, we sold 25,000 shares of common stock to an investor for gross proceeds of $100,000.

On March 13, 2024, we sold 6,250 shares of common stock to two investors for gross proceeds of $25,000.

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

Overview

BlueOne Card Inc., a Nevada corporation (the “Company”), through our relationship with our program manager, Expanse Financial Technologies, Inc. (the “Program Manager”), is a reseller of an all-in-one prepaid, branded card to be issued by the Program Manager which we believe has numerous user benefits. The Company terminated its relationship with EndlessOne Global, Inc. on or about December 18, 2023. Through our relationship with our Program Manager, we are aiming to provide innovative pay out solutions and prepaid cards to consumers. Unlike other prepaid card distributors and companies, we specifically aim to target those customers who are unbanked, or non-bankable, and who have need to crossing international borders. The Program Manager’s platform has to be functional to derive revenues therefrom.

Through our relationship with the Program Manager, we expect to earn revenues mostly through the sale of prepaid debit cards, and commissions derived from monthly fees charged to customers to the Program Manager provided by us for the issued general purpose reloadable prepaid card, reloading fees, ATM withdrawal fees, and card to card money transaction fees. We will be acting as an independent sales representative of the Program Manager and we will not receive revenue from customer contracts, which will be executed with the Program Manager.

To date, we have generated minimal revenues from our planned business and our business is in a development stage.

We are currently headquartered in Newport Beach, California.

Background

BlueOne Card, Inc. (formerly known as “Avenue South Ltd.,” “TBSS International, Inc.,” or “Manneking Inc.”) was incorporated on July 6, 2007, under the laws of the State of Nevada. We started our business as a retailer and importer of domestic home furnishings from Hong Kong. On September 30, 2011, we changed our name to TBSS International, Inc., and got engaged in gold mining and drilling and general construction. On April 26, 2019, Corporate Compliance, LLC filed a re-application for custodianship pursuant to NRS 78.347. The Eighth Judicial District Court of Clark County, Nevada granted custodianship over TBSS International, Inc. to Corporate Compliance, LLC. On October 15, 2019, we changed our name to “Manneking Inc.,” and then to “BlueOne Card, Inc.” on June 30, 2020.

On October 15, 2019, we executed a 1 for 100 reverse stock-split. On June 30, 2020, we also executed a 1 for 100 reverse stock-split with a Certificate of Change and changed our trading symbol to “BCRD.” We filed a FINRA corporate action pursuant to FINRA Rule 6490 which was announced on the Daily List as of July 23, 2020.

Critical Accounting Policies and Estimates

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

Stock-based Compensation

The Company accounts for equity-based transactions with non-employees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). The Company has established that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured on the date of the grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

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

Results of Operations for the Year Ended March 31, 2024 Compared to the Year Ended March 31, 2023

Revenue and Cost of Sales

We recorded $4,000 and $25,000 in revenues from the sale of prepaid debit cards for the years ended March 31, 2024 and 2023, respectively. We recorded $1,600 and $14,000 for the cost associated with the purchase of debit cards for the years ended March 31, 2024 and 2023, respectively. In addition, we recorded $72,900 and $26,385 as reserve for the net realizable value of prepaid cards inventory and charged to cost of sales for the year ended March 31, 2024 and 2023, respectively. As a result, we reported a gross (loss) of ($70,500) and ($15,385) for the years ended March 31, 2024 and 2023, respectively.

Operating Expenses

Operating expenses included legal, accounting and professional fees, all costs associated with marketing, rent and other expenses. We recorded operating expenses of $1,553,729 and $1,098,486 for the years ended March 31, 2024 and 2023, respectively. The increase of $455,243 in operating expenses was primarily due to the increase in filing and regulatory fees of $5,149, increase in rent of $51,565 due to leasing additional office space, increase in marketing and advertising and promotions of $414,125, increase in bad debt expenses related to uncollectible promissory notes of $102,305, increase in research and development expense of $102,217, and increase in depreciation and amortization of leaseholds of $79,473. Increase in operating expenses during fiscal 2024 was offset by a reduction in consulting and business advisory expense to consultants totaling $418,981 for the year ended March 31, 2024 as compared to March 31, 2023.

Other Income (Expense)

Other income and expenses included interest income of $11,137 and $0 for the years ended March 31, 2024 and 2023, respectively. Interest income was earned on cash balances invested in money market funds due to higher interest rates in 2024 compared to 2023. Interest expense was relating to the finance arrangement on purchase of Company vehicle, and interest on credit cards. Interest expense totaled $48 and $4,928 for the years ended March 31, 2024 and 2023, respectively. Interest expense decreased as a result of the sale of vehicle during the year ended March 31, 2023.

Net Losses

We incurred a net loss of $1,613,140 for the year ended March 31, 2024 as compared to a net loss of $1,118,799 for the year ended March 31, 2023. The increase in loss of $494,341 was primarily due to the increase in operating expenses incurred by us.

Liquidity and Capital Resources

Liquidity and Capital Resources for the Year Ended March 31, 2024 Compared to the Year Ended March 31, 2023.

	March 31, 2024	March 31, 2023
Summary of Cash Flows:
Net cash used in operating activities	$(1,146,710)	$(331,574)
Net cash used in investing activities	(841,345)	(28,700)
Net cash provided by financing activities	1,395,000	987,074
Net increase in cash and cash equivalents	(593,055)	626,800
Beginning cash and cash equivalents	668,118	41,318
Ending cash and cash equivalents	$75,063	$668,118

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

Operating Activities

Net cash used in operations of $1,146,710 for the year ended March 31, 2024 was primarily a result of a net loss of $1,613,140, depreciation and amortization of $111,943, write down of inventory of prepaid cards of $72,900, and bad debt provision on notes receivable of $102,305. In addition, the Company recorded a net increase in operating assets and liabilities of $179,282 due to reduction in inventory of $1,600, decrease in prepaid deposits of $289, decrease in accounts payable and accrued liabilities of $8,012, increase in compensation payable to officer of $190,575, and decrease in related party payables of $5,170.

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

Investing Activities

Net cash used in operating activities for the year ended March 31, 2024 was $841,345 due to cash paid $405,791 for purchase of internal-use software development costs, cash paid $333,249 for purchase of property and equipment, and cash of $102,305 advanced against promissory notes receivable.

Net cash used in investing activities for the year ended March 31, 2023 was $28,700 which resulted from purchase of software development costs.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2024 was $1,395,000, consisting of cash proceeds of $1,335,000 received from sale of common stock of the Company, and $60,000 in cash proceeds received from common stock subscriptions.

Net cash provided by financing activities for the year ended March 31, 2023 was $987,074, consisted of cash proceeds from the sale of common stock of $372,500, cash received from common stock subscriptions of $617,700, and cash paid for loan payable of $3,126.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements for the next fiscal years will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

Our plans to finance our operations include seeking equity and debt financing, alliances or other partnership agreements, or other business transactions, that would generate sufficient resources to ensure continuation of our operations.

The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. Any required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned activities and limit our operations which could have a material adverse effect on our business, financial condition and results of operations.

Inflation

The amounts presented in our financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the year ended March 31, 2024, we recorded a net loss of $1,613,140, reported net cash used in operating activities of $1,146,710, and recorded a working capital deficit of $624,037 and an accumulated deficit of $3,871,752 as of March 31, 2024. These matters raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Our management plans to provide for our capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, James Koh, who serves as our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Koh evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2024. Based on his evaluation, Mr. Koh concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2024. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

We noted deficiencies involving lack of segregation of duties, lack of internal control documentation that we believe to be material weaknesses. Other material weaknesses include lack of monitoring controls over the evaluation of impairment of intangibles and long-lived assets.

Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2024, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

Plan for Remediation of Material Weaknesses

Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute material weaknesses.

We believe that, since the date that we were made aware of our material weakness, we have improved our internal control over financial reporting by taking certain corrective steps that we believe minimize the likelihood of a recurrence. We have designed a disclosure controls and procedures regime pursuant to which our management has, among other things:

(a) identified the definition, objectives, application and scope of our internal control over financial reporting.

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

We continue to work with our structure in which we have an independent consultant, in order to continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. The remediation steps taken are subject to the Chief Executive Officer’s oversight. While management believes there have been improvements of internal controls over financial reporting during the year ended March 31, 2024, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to segregation of duties and maintaining adequate supporting documentation to substantiate the information reported in the financial statements which existed as of March 31, 2024, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

While management is implementing corrective steps to remediate its internal control deficiencies, we cannot assure you that they will be sufficient to be free of a material weakness. If we should in the future conclude that our internal control over financial reporting suffers from a material weakness, we will be required to expend additional resources to improve it. Any additional instances of material weaknesses could require a restatement of our financial statements. If such restatements are required, there could be a material adverse effect on our investors’ confidence that our financial statements fairly present our financial condition and results of operations, which in turn could materially and adversely affect the market price of our common stock.

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the year ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the year ended March 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Title
James Koh*	56	President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors
Taugyu Choi	51	Director, Audit, Compensation, and Corporate Governance and Nominating Committee Member
Dong Sung Lee	54	Director, Audit, Compensation, and Corporate Governance and Nominating Committee Member

*	Mr. Koh is the majority shareholder of our Company.

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

Taegyu Choi

Mr. Choi has served as a director of the Company since October 2023. Mr. Choi has technical and managerial-level experience for more than 20 years in software development in various fields with fluent knowledge of hardware and networking. He demonstrates an impeccable sense of ownership to his duties and projects with excellent leadership abilities. His strengths are within the Inventory System, OTT Streaming, e-commerce development, Customer Billing System, and Contents Management System (CMS). He is the founder of A to Z Services Inc. (2021), and previously served as vice president of Data Stream for digital marketing.

Dong Sung Lee

Mr. Lee has served as a director of the Company since October 2023. Mr. Lee was selected as the operator of the South Korean government program CATV, in 1994, which produced TV programs for KBS (Korean Broadcasting System Company) and SBS. From 2000 to 2010, he served as an Executive Producer and Marketing Director of News for KBS America in the U.S. Mr. Lee is a 2006 recipient of the George W. Bush President Award. Since 2010, Mr. Lee has been the owner of the Maeil Broadcasting Network (MBN) in the U.S. which entails exclusive rights, and Maekyung Money TV in Korea.

Associations with Companies with a Class of Securities Registered Pursuant to Section 12 or 15(d) of the Exchange Act

None.

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

Code of Ethics.

We have yet to adopt a Code of Ethics due to the fact we have only two independent directors and an Executive Director/Officer and we have minimal operations or business, and generated minimal revenues. We do not believe that the adoption of an Ethical Code would serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. At such a time as we commence more significant business operations, management will recommend that such a code be adopted.

Corporate Governance

On October 2, 2023, the Company established a Corporate Governance and Nominating Committee, Compensation Committee, and an Audit Committee of the board of directors. At such time as the Company commences more significant business operations and/or has additional shareholders and a larger board of directors, the Company will propose expanding its committees of its board of directors, including the Nominating, Compensation, and Audit Committee. Mr. Dong Sung Lee, an independent director, serves as the Chairman of Audit Committee and Mr. Taegyu Choi, an independent director, serves as a member of the Audit Committee. Choi serves as Chairman of the Corporate Governance and Nominating Committee and Compensation Committee, and Lee serves as a member of such committees.

Beneficial Ownership Reporting Compliance – Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company and information involving securities transactions of which the Company is aware, none of the Company’s officers, directors and holders of more than 10% of the outstanding common stock of the Company failed to timely file reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2024.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table and related footnotes show the compensation paid to our named executive officers during the last fiscal years ended March 31, 2024 and 2023, and information concerning all compensation paid for services rendered to us in all capacities for our last two fiscal years.

Name and Principal Position	Year-Ended	Salary($)	All Other Compensation($)	Total($)
James Koh, President, CEO, and Chairman**	March 31, 2024	190,575	-	190,575
	March 31, 2023	173,250	-	173,250

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

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

At this time, our directors do not receive any cash compensation for serving as a member of our Board of Directors. The term of office for each Director is one year, or until his/her successor is elected at our annual meeting and qualified. The term of office for each of our officers is at the pleasure of the Board of Directors. The selection of a person or election to the Board of Directors was neither independently made nor negotiated at arm’s length.

During the fiscal years ended March 31, 2024 and 2023, our directors received no compensation for services provided to the Company as directors.

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

Equity Compensation Plan Information

2022 Stock Incentive Plan

On March 11, 2022, the Board of Directors adopted the 2022 Stock Incentive Plan (the “2022 Plan”). The purpose of the 2022 Plan is (a) to enhance our ability to attract and retain the services of qualified employees, officers, directors, consultants, and other service providers upon whose judgment, initiative and efforts the successful conduct and development of our business largely depends, and (b) to provide additional incentives to such persons or entities to devote their utmost effort and skill to the advancement and betterment of our company, by providing them an opportunity to participate in the ownership of our Company and thereby have an interest in the success and increased value of our Company.

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

As of March 31, 2024, the Board had awarded consultants 250,000 shares of Common Stock under the 2022 Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and footnotes thereto sets forth information regarding the number of shares of Common Stock beneficially owned by (i) each director and named executive officer of our Company, (ii) named executive officers, executive officers, and directors of the Company as a group, and (iii) each person known by us to be the beneficial owner of 5% or more of our issued and outstanding shares of Common Stock. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 12,087,454 shares of Common Stock outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following table is: 4695 MacArthur Court, Suite 1100, Newport Beach, CA 92660.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Named Executive Officers and Directors’
James Koh, President, CEO, Secretary, and Chairman	301,000,000	(2)	98.98%
Mr. Taegyu Choi	—		0%
Mr. Dong Sung Lee	—		0%
Executive Officers, Named Executive Officers, and Directors as a Group (One Person)	301,000,000		98.98%

5% Beneficial Holders (Not Named Above)
None

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report.

(2)	Includes 292,000,000 shares issuable upon the conversion of 292,000 shares of Series A Convertible Preferred Stock owned by Mr. Koh.

Changes in Control

There are no arrangements known to us the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed below, for transactions with our executive officers and directors, please see the disclosure under “EXECUTIVE COMPENSATION” above.

On September 30, 2020, our Chief Executive Officer converted 8,000 shares of Series A Convertible Preferred Stock into 8,000,000 shares of our Common Stock.

Our CEO, from time to time, has provided advances to us for our working capital needs. We have recorded a payable to the CEO of $20,595 and $25,765 at March 31, 2024 and at March 31, 2023, respectively. The funds advanced are unsecured, non-interest bearing, and due on demand.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees incurred for the years ended March 31, 2024 and 2023 for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	March 31, 2024	March 31, 2023
Audit Fees	$48,000	$26,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	$48,000	$26,000

The Company’s Audit Committee evaluates and approves in advance the scope and cost of the audit engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre- approval policies and procedures.

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

(b) Exhibits.

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation dated July 6, 2007
3.2(2)	Certificate of Amendment dated October 22, 2019
3.3(2)	Certificate of Amendment dated June 22, 2020
3.4(2)	Bylaws
4.1(2)	Certificate of Designation for Series A Preferred Stock
4.2(4)	2022 Stock Incentive Plan
10.1(2)	Agreement to Partially Convert Series A Convertible Preferred Stock to Common Stock
10.2(2)†	Employment Agreement dated December 1, 2020 with Mr. James Koh
10.3(2)(3)	Reseller Agreement dated April 15, 2020 with EndlessOne Global Inc.
10.4(5)	Amendment No. 1 to the Reseller Agreement with EndlessOne Global, Inc. dated August 1, 2022
10.5(3)*	Service Agreement dated September 1, 2020 with EndlessOne Global, Inc.
10.6	Master Program Manager Services Agreement dated February 27, 2024 with Expanse Financial Technologies, Inc.
23.1(6)	Consent of SS Accounting & Auditing, Inc.
23.2(7)	Consent of SS Accounting & Auditing, Inc.
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

*Filed herewith.

**Furnished herewith.

†	Management contract or compensatory plan

(1)	Filed as Exhibit 3.1 to the Company’s Form S-1/A filed with the Commission on July 28, 2010 under Commission File No. 333-168346
(2)	Filed as an exhibit to the Company’s Form 10 filed with the Commission on December 29, 2020 under Commission File No. 000-56060
(3)	Portions of the exhibit have been omitted
(4)	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2022 under Commission File No. 000-56060
(5)	Filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on November 21, 2022 under Commission File No. 000-56060
(6)	Filed as Exhibit 23.1 to the Company’s Form S-8 filed with the Commission on March 18, 2022 under Commission File No. 333-263668
(7)	Filed as Exhibit 23.1 to the Company’s Form S-1/A filed with the Commission on September 28, 2022 under Commission File No. 333-259222

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlueOne Card, Inc.

Date: July 11, 2024	By:	/s/ James Koh
James Koh
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ James Koh	Director	July 11, 2024
Mr. James Koh

/s/ Taegyu Choi	Director	July 11, 2024
Mr. Taegyu Choi

/s/ Dong Sung Lee	Director	July 11, 2024
Mr. Dong Sung Lee

BLUEONE CARD, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

MARCH 31, 2024 AND 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

BlueOne Card, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BlueOne Card, Inc. (the “Company”) as of March 31, 2024 and 2023, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has minimal revenues, has suffered operating losses since inception and in fiscal 2024 has a net loss of $1,613,140 and cash used in operations of $1,146,710. The Company also had a working capital deficit and an accumulated deficit as of March 31, 2024 of $624,037 and $3,871,752, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Software Development Costs

As described in the footnote 1 policy “Internal-Use Software Development Costs” and in footnote 5 “Internal-Use Software Development Costs” the Company capitalizes its internal-use software development costs and periodically and at least annually conducts an impairment test. The Company first conducts a qualitative assessment under the criteria of ASC 350-40-35 and if there are indicators that the carrying value may not be recoverable then the Company conducts a quantitative assessment in accordance with ASC 360-10-35.

The Company conducted a qualitative assessment and determined that there were no indicators of impairment.

We identified the valuation of capitalized internal-use software development costs as a critical audit matter. Auditing management’s judgments regarding the qualitative factors involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) gained an understanding of management’s process for assessing the qualitative factors, (b) read the authoritative literature regarding qualitative assessments for internal-use software development costs impairment, (c) examined management’s documented qualitative assessment, (d) read management’s documentation about the software in development, and (e) interviewed and made inquiries of two technical consultants to the Company who are involved in the software development process and business development processes. We agreed with management’s conclusion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2023.

Boca Raton, Florida

July 10, 2024

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7326

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

BLUEONE CARD, INC.

BALANCE SHEETS

	March 31, 2024	March 31, 2023
ASSETS
Current Assets
Cash	$75,063	$668,118
Inventory	-	74,500
Prepaid deposits and other current assets	6,759	7,048
Total Current Assets	81,822	749,666

Property and equipment, net	268,593	47,287
Internal-use software development	551,683	145,892
Right-of-use asset	79,543	48,401
Deposits	4,391	-
Total Assets	$986,032	$991,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$72,473	$79,543
Compensation payable to officer	571,325	380,750
Related party payables	20,595	25,765
Lease liability - current maturity	41,466	17,384
Total Current Liabilities	705,859	503,442

Lease liability - net of current maturity	35,371	24,862
Total Liabilities	741,230	528,304

Commitments and Contingencies (See Note 7)

Stockholders’ Equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized, Series A Preferred Stock, 1,000,000 shares designated, 292,000 shares issued and outstanding at March 31, 2024 and 2023, respectively	292	292
Common stock, $0.001 par value; 500,000,000 shares authorized, 12,072,454 shares and 10,336,004 shares issued and outstanding at March 31, 2024 and 2023, respectively	12,073	10,336
Additional paid in capital	4,044,189	2,093,226
Stock subscriptions received	60,000	617,700
Accumulated deficit	(3,871,752)	(2,258,612)
Total Stockholders’ Equity	244,802	462,942

Total Liabilities and Stockholders’ Equity	$986,032	$991,246

The accompanying notes are an integral part of these financial statements.

BLUEONE CARD, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2024	2023
Revenues	$4,000	$25,000

Cost of sales	1,600	14,000
Cost of sales - Inventory reserve	72,900	26,385

Gross Profit (Loss)	(70,500)	(15,385)

Operating Expenses
Legal and filing fees	49,251	44,102
Rent	151,163	99,598
General and administrative	1,353,315	954,786
Total Operating Expenses	1,553,729	1,098,486

Loss from Operations	(1,624,229)	(1,113,871)

Other Income (Expense)
Interest income	11,137	-
Interest expense	(48)	(4,928)
Total Other Income (Expense)	11,089	(4,928)

Loss before Income Taxes	(1,613,140)	(1,118,799)

Provision for Income Tax	-	-

Net Loss	$(1,613,140)	$(1,118,799)

Basic and Diluted Net Loss Per Share	$(0.14)	$(0.11)

Weighted Average Number of Shares Outstanding - Basic and Diluted	11,879,652	10,293,125

The accompanying notes are an integral part of these financial statements.

BLUEONE CARD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended March 31, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Equity
Balance - March 31, 2023	292,000	$292	10,336,004	$10,336	$2,093,226	$617,700	$(2,258,612)	$462,942
Sale of common stock	-	-	1,736,450	1,737	1,950,963	(617,700)	-	1,335,000
Stock subscriptions received	-	-	-	-	-	60,000	-	60,000
Net loss	-	-	-	-	-	-	(1,613,140)	(1,613,140)
Balance - March 31, 2024	292,000	$292	12,072,454	$12,073	$4,044,189	$60,000	$(3,871,752)	$244,802

For the Year Ended March 31, 2023
	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	(Deficit)
Balance - March 31, 2022	292,000	$292	9,979,575	$9,980	$1,221,082	$-	$(1,139,813)	91,541
Sale of common stock	-	-	106,429	106	372,394	-	-	372,500
Common stock issued for services	-	-	250,000	250	499,750	-	-	500,000
Stock subscriptions received	-	-	-	-	-	617,700	-	617,700
Net loss	-	-	-	-	-	-	(1,118,799)	(1,118,799)
Balance - March 31, 2023	292,000	$292	10,336,004	$10,336	$2,093,226	$617,700	$(2,258,612)	$462,942

The accompanying notes are an integral part of these financial statements.

BLUEONE CARD, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(1,613,140)	$(1,118,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,943	32,470
Inventory reserve	72,900	26,385
Bad debt expense	102,305	-
Non-cash rent expense	-	(6,155)
Loss on sale of vehicle	-	2,196
Stock compensation expense	-	500,000
Changes in operating assets and liabilities:
Decrease (increase) in inventory	1,600	(22,985)
(Increase) in prepaid deposits and other current assets	289	68,366
(Decrease) increase in accounts payable and accrued liabilities	(8,012)	40,445
(Decrease) in customer deposit	-	(20,000)
Increase in compensation payable to officer	190,575	173,250
(Decrease) in related party payables	(5,170)	(6,747)
Net Cash Used In Operating Activities	(1,146,710)	(331,574)

Cash Flows From Investing Activities:
Cash paid for purchase of internal-use software development costs	(405,791)	(28,700)
Cash paid for purchase of property and equipment	(333,249)	-
Loan disbursement for loans made	(102,305)	-
Net Cash Used In Investing Activities	(841,345)	(28,700)

Cash Flows From Financing Activities:
Cash proceeds from sale of common stock	1,335,000	372,500
Cash received from stock subscriptions	60,000	617,700
Cash paid for loan payable	-	(3,126)
Net Cash Provided By Financing Activities	1,395,000	987,074

Net (Decrease) Increase in Cash	(593,055)	626,800

Cash - Beginning of the Year	668,118	41,318

Cash - End of the Year	$75,063	$668,118

Supplemental Disclosures of Cash Flows
Cash paid for interest	$41	$3,510
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Sale of vehicle	$-	$53,494
Present value of initial lease liability and right-of-use asset	70,844	$62,113
Reclassification of prepaid assets to software development	$-	$117,192

The accompanying notes are an integral part of these financial statements.

BLUEONE CARD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

BlueOne Card, Inc. (“BlueOne” or the “Company”), was incorporated on July 6, 2007 under the laws of the state of Nevada. The Company intends to provide innovative payout solutions and prepaid debit card and gift card solutions to consumers and corporations transforming card-to-card cross border real time global money transfers.

Going Concern

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company recorded a net loss of $1,613,140, and used net cash flows in operating activities of $1,146,710 during fiscal 2024, has a working capital deficit of $624,037, and an accumulated deficit of $3,871,752 as of March 31, 2024. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operations for a period of 12 months from the issuance date of these financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. These accounting policies conform to GAAP in all material respects and have been consistently applied in preparing the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of its assets, liabilities, equity and operations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about its estimates that are not readily apparent from other sources. Significant estimates in the accompanying financial statements include the valuation of inventory, internal-use software development costs, right-of-use assets, stock-based compensation and deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and 2023, respectively.

Concentrations

Cash Concentration

Cash is maintained at one financial institution and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of March 31, 2024, the Company did not have any cash balances in a financial institution which exceeded federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operation and cash flows.

Customer Concentration

For the year ended March 31, 2024, 100% of revenue was derived from sales to two customers. For the year ended March 31, 2023, 100% of the revenues were derived from two sales to one customer.

Significant Vendor and Concentration

The Company relied solely on one vendor for key components and processing services related to the manufacturing, distribution and servicing of its prepaid debit cards and gift cards. The same vendor was also the sole developer and provider of the software for Company’s operations. The Company terminated its relationship with this vendor on or around December 18, 2023, and entered into an agreement with a new vendor on February 27, 2024.

Inventory

Inventory of finished goods consists of plastic prepaid debit cards and gift cards and is valued at the lower of cost or net realizable value using the specific identification method. The reported net value of inventory includes saleable prepaid debit cards and gift cards that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At March 31, 2024 and 2023, the Company recorded a reserve to cost of sales of $72,900 and $26,385, respectively, to reduce the inventory to net realizable value.

Loans Receivables

The Company has advanced loans during fiscal 2024 to certain third parties on short-term basis. The Company assesses loans for their collectability under ASC 326 – Financial Instruments – Credit Losses and recognize and records the reserve accordingly. For the years ended March 31, 2024 and 2023, the Company has advanced $102,305 and $0 in loans receivables. The Company has assessed the collectability of these loans receivables and provided a 100% allowance for uncollectable as of March 31, 2024 and 2023, respectively.

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

Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability in accordance with GAAP, when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the years ended March 31, 2024 and 2023, respectively.

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

Revenue Recognition

The Company recognizes revenues from card sales when the product is deemed delivered to the customer, and the ownership/control is transferred. The Company will recognize revenue from card service fees and card transactions once the service or transaction is completed, respectively. The Company’s revenue recognition policy is based on the revenue recognition criteria established under the Financial Accounting Standards Board – Accounting Standards Codification 606 “Revenue From Contracts With Customers” which has established a five-step process to govern contract revenue and satisfy each element is as follows: (1) Identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as you satisfy a performance obligation. The Company records revenue once all the above steps are completed. Revenues earned by the Company of $4,000 and $25,000 for the years ended March 31, 2024 and 2023, are from the sale of the prepaid debit or gift cards to its customers.

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

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed. The Company recorded research and development costs of $104,457 and $2,240 for the years ended March 31, 2024 and 2023, respectively, which is included in general and administrative expense.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs in the year when expenses are incurred. The Company recorded $488,838 and $74,713 as advertising and marketing expenses for the years ended March 31, 2024 and 2023, respectively.

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

	For the Year Ended March 31,
	2024	2023
Net loss computation of basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(1,613,140)	$(1,118,799)

Basic and diluted net loss per share:
Basic and diluted net loss per common share	$(0.14)	$(0.11)
Basic and diluted weighted average common shares outstanding	11,879,652	10,293,125

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive, are as follows as of March 31, (in common equivalent shares):

	March 31, 2024	March 31, 2023
Preferred stock	292,000,000	292,000,000
Total anti-dilutive weighted average shares	292,000,000	292,000,000

NOTE 3 – INVENTORY

Inventory of prepaid debit cards and gift cards consisted of the following:

	March 31, 2024	March 31, 2023
Prepaid cards inventory	$99,285	$100,885
Less: reserve to reduce to net realizable value	(99,285)	(26,385)
Total	$-	$74,500

The Company terminated its relationship with its Program Manager since the Program Manager was notified by its sponsor bank that they were unable to continue servicing the Company’s customers. As a result, the prepaid debit cards inventory became unusable, and the Company provided an additional reserve of $72,900 in fiscal 2024 to reduce the inventory to its net realizable value at March 31, 2024.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	March 31, 2024	March 31, 2023
Furniture and fixtures	5 years	$180,278	$120,519
Office equipment	3 years	5,500	5,500
Leasehold improvements	5 years	273,490	-
		459,268	126,019
Less: Accumulated depreciation and amortization		(190,675)	(78,732)
Total		$268,593	$47,287

Depreciation and amortization expense amounted to $111,943 and $32,470 for the years ended March 31, 2024 and 2023, respectively.

NOTE 5 – INTERNAL-USE SOFTWARE DEVELOPMENT COSTS

The Company capitalized costs of $405,791 and $145,892 relating to development of internal-use software for the years ended March 31, 2024 and 2023, respectively. This software was developed by a third party and has passed the preliminary project stage prior to capitalization. Amortization of the internal-use software development costs will begin once the software is placed in service which management has determined will start once service revenues begin.

	March 31, 2024	March 31, 2023
Software development cost	$551,683	$145,892
Less: Accumulated amortization	-	-
Total	$551,683	$145,892

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”), from time to time, provided advances to the Company for its working capital purposes. The CEO had advanced net funds to the Company totaling $20,595 and $25,765 as of March 31, 2024 and 2023, respectively. The funds advanced are unsecured, non-interest bearing, and due on demand.

On December 1, 2020, the Company entered into an employment agreement with its CEO for a three-year term, for an annual compensation of $150,000, with a 10% annual increase in compensation effective October 1 of each year. The Company has recorded compensation expense of $190,575 and $173,250 for the years ended March 31, 2024 and 2023, respectively. Compensation payable to the CEO totaled $571,325 and $380,750 as of March 31, 2024 and 2023, respectively (see Note 8).

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases

The Company reported the following summary of non-cancellable operating leases in accordance with the provisions of ASC 842 Topic 842 “Leases” as follows:

Summary of Non-Cancellable Operating Leases:

	Vehicle	Office Lease	Total
Right-of-use asset, net	$28,282	$51,261	$79,543

Current lease liabilities	$19,589	$21,877	$41,466
Non-current lease liabilities	5,273	30,098	35,371
Total operating lease liabilities	$24,862	$51,975	$76,837

Vehicle

On July 12, 2022, the Company executed a non-cancellable operating lease for a vehicle with the lease commencing on July 12, 2022 for a three-year term. The Company paid $10,000 at the execution of the lease which included $1,793 as first month payment, and $8,207 as vehicle registration, capitalized cost reduction and other handling fees.

The Company recorded an initial right-of-use asset and lease liability of $62,113 in fiscal 2023. The Company recorded rent expense of $24,253 and $18,190 for the years ended March 31, 2024 and 2023, respectively.

Supplemental balance sheet information related to the lease is as follows as of March 31, 2024:

Operating Lease
Right-of-use asset, net	$28,282

Current lease liabilities	$19,589
Non-current lease liabilities	5,273
Total operating lease liabilities	$24,862

Weighted average remaining lease term (years)	1.17

Weighted average discount rate per annum	12%

As the lease do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future costs are as follows:

For the years ending	Vehicle Lease
March 31, 2025	$21,518
March 31, 2026	5,379
Total lease payments	26,897
Less: imputed interest	(2,035)
Present value of lease liabilities	$24,862

Office Lease – J Plaza

On April 13, 2023, the Company executed a non-cancellable office space in a retail shopping center, for a monthly base rent of $2,196 and monthly common area maintenance charges of $1,531. The lease commenced on April 13, 2023 and extends for a term of three years and two months. The Company has an option to extend the lease for a period of 36 months after completion of the initial lease term. The Company has not included the extension period in calculating the present value of the lease. The rent is payable on the first day of each month, commencing either (1) opening of the business after tenant improvements, or (2) sixty days after the lease execution date. The Company made a payment of $8,119 of one-month rent and a security deposit of two months base rent of $4,391. The Company recorded an initial lease liability and right-of-use asset of $70,844.

The Company recorded rent expense including common area maintenance of $45,436 for the year ended March 31, 2024.

Supplemental balance sheet information related to the lease is as follows as of March 31, 2024:

Operating Lease
Right-of-use asset, net	$51,261

Current lease liabilities	$21,877
Non-current lease liabilities	30,098
Total operating lease liabilities	$51,975

Weighted average remaining lease term (years)	2.08

Weighted average discount rate per annum	12%

As the lease do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future costs are as follows:

For the years ending	Office Lease J Plaza
March 31, 2025	$26,947
March 31, 2026	27,755
March 31, 2027	4,659
Total lease payments	59,361
Less: imputed interest	(7,386)
Present value of lease liabilities	$51,975

Office Lease - Others

On August 27, 2020, the Company executed a month-to-month cancellable operating lease for leasing office space in an executive suite, commencing on September 1, 2020 for $259 per month. The Company paid a security deposit of $259 on September 7, 2020. The monthly rent increased to $279 effective January 1, 2021 and to $289 effective October 9, 2022. The Company has recorded rent expense of $3,474 and $3,408 for the years ended March 31, 2024 and 2023, respectively.

On October 26, 2020, the Company executed a non-cancellable operating lease agreement for its principal office for a monthly rent of $5,500, with the lease commencing on November 1, 2020 for a period of 12 months. The Company paid a security deposit of $5,500 on October 28, 2020. On November 25, 2021, the Company amended the terms of the operating lease agreement to be on a month-to-month basis, and agreed to increase the security deposit to $6,500 and a monthly lease payment of $6,500. The Company has recorded rent expense of $78,000 and $78,000 for the years ended March 31, 2024 and 2023, respectively.

The Company has recorded total aggregate rent expense of $151,163 and $99,598 for the years ended March 31, 2024 and 2023, respectively, for all leases discussed above.

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

Service Agreement with EndlessOne Global Inc. (“E1G”)

The Company entered into a Service Agreement with E1G on September 1, 2020 whereby, E1G provided data processing, transaction processing and related services for its cardholders, mobile apps, website’s back office and integration services with sponsoring banks and processors. The Service Agreement required a one-time fee of $250,000 to initiate the process to establish the banking identification number, including the program setup, integration and API connection and implementation process required to bring the program live. The Company has paid to E1G $551,683 and $145,892 for the internal-use software development as of March 31, 2024 and 2023, respectively, and the Company owns the source code.

On December 18, 2023, E1G notified the Company that their sponsor bank has terminated its relationship and services to E1G. As a result, E1G was unable to continue servicing BlueOne Card, Inc.’s customers. (See new Program Manager Agreement below).

Reseller Agreement with Expanse Financial Technologies, Inc. (“ExpanseFT”)

Effective February 27, 2024, we entered into an Authorized Reseller Agreement (the “Reseller Agreement”) with ExpanseFT (the “Program Manager”) pursuant to which we have agreed to be a reseller or an independent sales representative of the Program Manager and its products, and the Program Manager has agreed to support our reselling efforts. The Reseller Agreement does not provide exclusivity and there are no volume sales requirements pertaining to our reselling efforts.

The term of the Reseller Agreement is for five (5) years. The Reseller Agreement is renewable by mutual consent of each of the parties for two-year terms unless either party provides written notice to the other party at least 180 days prior to the termination of the term of the Reseller Agreement. The Reseller Agreement may be terminated by either party upon a material breach of either party with the non-breaching party providing written notice to the breaching party and the breach remaining uncured with 30 days of the notice. The Reseller Agreement may also be terminated by either party by written notice if either party ceases to carry on as a going concern, becomes the object of the institution of voluntary or involuntary proceedings in bankruptcy, insolvency, or liquidation, makes an assignment for the benefit of creditors, or if a receiver is appointed with respect to all or a substantial part of its assets. The Program Manager shall provide us with prepaid debit and gift cards of requested quantity, create a range of prepaid debit accounts, using banking identification numbers provided to the Program Manager by our issuing bank and produce and deliver plastic card production tape media, including personal identification number (PIN) generation for the range of created prepaid debit accounts. Upon the first loading of value to a prepaid debit account, the Program Manager will create and activate a cardholder account on the Program Manager’s system and create linkage between the cardholder account on ExpanseFT system and our cardholder aggregate settlement account at our issuing bank or another bank.

The Company agreed to pay for all new programming outside the scope listed in this agreement such as but not limited to mobile apps, websites back office and the integrations with the sponsoring banks and processors as we go. The Company agreed to pay a one-time fee of $60,000 to initiate the process to establish one banking identification number, including the program setup, integration, API connection and implementation process required to bring the program live. On March 1, 2024, we made a non-refundable payment of $42,500 recorded as Research and Development expense for the one-time fee for program implementation to the Program Manager towards implementation and customization fees for our program. The Company has a commitment to pay an annual due diligence fee of $5,000 per card program to the Program Manager. In addition, the Company is obligated to pay a minimum monthly program management fee to the Program Manager as follows:

Months 0-3	$0
Months 4 – 12	$5,000
Year 2	$10,000
Year 3 and thereafter	$15,000

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of March 31, 2024 and 2023, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at March 31, 2024 and 2023 was 500,000,000 authorized common shares with a par value of $0.001 per share, and 25,000,000 authorized preferred shares with a par value of $0.001 per share.

Common Stock

During the year ended March 31, 2024, the Company sold 1,736,450 shares of common stock for cash consideration of $1,952,700 of which $617,700 was received at the end of fiscal 2023 and $1,335,000 was received in fiscal 2024. These shares consisted of 1,597,700 shares sold at $1.00 per share, 100,000 shares sold at $2.00 per share, and 38,750 shares sold at $4.00 per share. As of March 31, 2024, the Company received from six accredited investors cash proceeds of $60,000 for purchase of 15,000 shares of common stock. The Company recorded cash proceeds of $60,000 as subscriptions received in advance as of March 31, 2024.

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 12,072,454 and 10,336,004 shares as of March 31, 2024 and 2023, respectively.

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

Designation

There are 1,000,000 shares of Series A Convertible Preferred Stock designated and 292,000 shares issued and outstanding as of March 31, 2024 and 2023, respectively.

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

Voting Rights

The Holders of shares of Series A Convertible Preferred Stock shall be entitled to vote on any and all matters considered and voted upon by the Company’s Common Stock. The holders of the Series A Convertible Preferred Stock shall be entitled to one thousand (1,000) votes per outstanding share of Common Stock.

As a result of all preferred stock issuances, the total issued and outstanding shares of preferred stock were 292,000 shares as of March 31, 2024 and 2023, respectively.

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

The Board did not award any shares of common stock to consultants under the 2022 Plan for the year ended March 31, 2024. The Board had awarded to consultants 250,000 shares of Common Stock under the 2022 Plan for the year ended March 31, 2023.

NOTE 9 – INCOME TAXES

The following is a reconciliation of the provision for income taxes at the U.S. Federal income tax rate to the income reflected in the Statement of Operations:

	March 31, 2024	March 31, 2023
Tax at statutory tax rate	21.00%	21.00%
State taxes	6.98%	6.98%
Other permanent items	—	—
Change in valuation allowance	-27.98%	-27.98%
Income tax expense	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2024 and 2023, are as follows:

	March 31, 2024	March 31, 2023
Deferred tax assets:
Net operating loss carry forward	$664,164	$229,953
Total gross deferred tax assets	664,164	229,953
Less: valuation allowance	(664,164)	(229,953)
Net deferred tax assets	$—	$—

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

As of March 31, 2024 and 2023, the Company had accumulated net operating loss carryforwards of approximately $3,341,000 and $1,741,000, respectively, for U.S. federal and Nevada income tax purposes available to offset future taxable incomes. These loss carryforwards will begin to expire in the year ending March 31, 2031, subject to IRS limitations, including change in ownership. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including expectations of future taxable income or loss, the carryforward periods available to us for tax reporting purposes, and other relevant factors.

Based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company has determined that it was more likely than not that its deferred tax assets would not be realized at March 31, 2024 and 2023, respectively. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets. The change in valuation allowance during fiscal 2024 was an increase of $434,211.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of March 31, 2024, tax years 2023, 2022, 2021, and 2020 remain open for examination by the Internal Revenue Service and the Nevada Division of Revenue. The Company has received no notice of audit from the Internal Revenue Service or the Nevada Division of Revenue for any of the open tax years.

NOTE 10 – SUBSEQUENT EVENTS

Common stock issued for subscriptions received in fiscal 2024

On April 8, 2024, the Company issued 15,000 shares of common stock to six accredited investors for a cash consideration of $60,000 pursuant to Stock Purchase Agreements. The Company received $60,000 of cash consideration for the sale of common stock on March 29, 2024 and recorded it as subscriptions received in advance as of March 31, 2024.

