Form 10-K/A
period 2024-03-31
BlueOne Card, Inc.
filed 2024-07-15
CIK 1496690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of BlueOne Card, Inc. (“we,” “our,” “us,” and “Company,”) for the year ended March 31, 2024 that was originally filed with the Securities and Exchange Commission (the “SEC”) on July 11, 2024 (the “Original Filing”) for the sole purposes of amending: (1) Part I, Item 1C by providing the relevant disclosure that was omitted from the Original Filing; and (2) Part IV, Item 15, to make several revisions to the description of exhibits.

In accordance with Rule 12b-15 and Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) , this Amendment also includes new certifications by the Principal Executive Officer and Principal Financial Officer of the Company dated as of the date of this filing.

Except for the revisions in response to comments conveyed by the SEC as described above and the inclusion of new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, this Amendment does not supersede, modify or update any other items or disclosures found in the Original Filing. In addition, this Amendment does not reflect any information, events or transactions occurring after the reporting period of the Original Filing and does not supersede, modify or update those disclosures affected by subsequent events. As a result, information included in the report continues to speak as of the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing together with the Company’s other filings with the SEC.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

The identification, detection, prevention and remediation of known or potential IT security vulnerabilities, including those arising from third-party hackers, hardware or software, is extremely costly and time consuming. The Company does not have the manpower, expertise or financial resources to effectively identify, detect, prevent or remediate cybersecurity risks. No assurance or guarantee whatsoever can be given that the Company will not be damaged by the exploitation of its cybersecurity vulnerabilities.

During the year ended March 31, 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

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

(b) Exhibits.

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation dated July 6, 2007
3.2(2)	Certificate of Amendment dated October 22, 2019
3.3(2)	Certificate of Amendment dated June 22, 2020
3.4(2)	Bylaws
4.1(2)	Certificate of Designation for Series A Preferred Stock
4.2(4)	2022 Stock Incentive Plan
10.1(2)	Agreement to Partially Convert Series A Convertible Preferred Stock to Common Stock
10.2(2)†	Employment Agreement dated December 1, 2020 with Mr. James Koh
10.3(2)(3)	Reseller Agreement dated April 15, 2020 with EndlessOne Global Inc.
10.4(5)	Amendment No. 1 to the Reseller Agreement with EndlessOne Global, Inc. dated August 1, 2022
10.5(3)	Service Agreement dated September 1, 2020 with EndlessOne Global, Inc.
10.6(8)±	Master Program Manager Services Agreement dated February 27, 2024 with Expanse Financial Technologies, Inc.
23.1(6)	Consent of SS Accounting & Auditing, Inc.
23.2(7)	Consent of SS Accounting & Auditing, Inc.
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

*Filed herewith.

**Furnished herewith.

†	Management contract or compensatory plan

±	Portions of the exhibit have been omitted

(1)	Filed as Exhibit 3.1 to the Company’s Form S-1/A filed with the Commission on July 28, 2010 under Commission File No. 333-168346
(2)	Filed as an exhibit to the Company’s Form 10 filed with the Commission on December 29, 2020 under Commission File No. 000-56060
(3)	Portions of the exhibit have been omitted
(4)	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2022 under Commission File No. 000-56060
(5)	Filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on November 21, 2022 under Commission File No. 000-56060
(6)	Filed as Exhibit 23.1 to the Company’s Form S-8 filed with the Commission on March 18, 2022 under Commission File No. 333-263668
(7)	Filed as Exhibit 23.1 to the Company’s Form S-1/A filed with the Commission on September 28, 2022 under Commission File No. 333-259222
(8)	Filed as Exhibit 10.6 to the Company’s Form 10-K filed with the Commission on July 11, 2024 under Commission File No. 000-56060

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlueOne Card, Inc.

Date: July 15, 2024	By:	/s/ James Koh
James Koh
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ James Koh	Director	July 15, 2024
Mr. James Koh

/s/ Taegyu Choi	Director	July 15, 2024
Mr. Taegyu Choi

/s/ Dong Sung Lee	Director	July 15, 2024
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

