Form 10-Q
period 2024-06-30
BlueOne Card, Inc.
filed 2024-08-19
CIK 1496690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at August 19, 2024 was 12,106,204.

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

ii

PART I.

Item 1. Financial Statements.

BLUEONE CARD, INC.

CONDENSED BALANCE SHEETS

	June 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash	$15,353	$75,063
Prepaid deposits and other current assets	6,759	6,759
Total Current Assets	22,112	81,822

Property and equipment, net	235,791	268,593
Internal-use software development	551,683	551,683
Right-of-use asset	68,921	79,543
Deposits	4,391	4,391
Total Assets	$882,898	$986,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$116,855	$72,473
Compensation payable to officer	621,238	571,325
Related party payables	17,284	20,595
Lease liability - current maturity	42,922	41,466
Total Current Liabilities	798,299	705,859

Lease liability - net of current maturity	24,156	35,371
Total Liabilities	822,455	741,230

Commitments and Contingencies (See Note 7)

Stockholders’ Equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized, Series A Preferred Stock, 1,000,000 shares designated, 292,000 shares issued and outstanding at June 30, 2024 and March 31, 2024, respectively	292	292
Common stock, $0.001 par value; 500,000,000 shares authorized, 12,106,204 shares and 12,072,454 shares issued and outstanding at June 30, 2024 and March 31, 2024, respectively	12,106	12,073
Additional paid in capital	4,179,156	4,044,189
Stock subscriptions received	-	60,000
Accumulated deficit	(4,131,111)	(3,871,752)
Total Stockholders’ Equity	60,443	244,802

Total Liabilities and Stockholders’ Equity	$882,898	$986,032

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2024	2023
Revenues	$-	$-

Cost of sales	-	-
Cost of sales - Inventory reserve	-	-

Gross Profit (Loss)	-	-

Operating Expenses
Legal and filing fees	3,086	2,709
Rent	37,789	37,789
General and administrative	216,730	283,007
Total Operating Expenses	257,605	323,505

Loss from Operations	(257,605)	(323,505)

Other Income (Expense)
Interest income	-	593
Interest expense	(1,754)	(17)
Total Other Income (Expense)	(1,754)	576

Loss before Income Taxes	(259,359)	(322,929)

Provision for Income Tax	-	-

Net Loss	$(259,359)	$(322,929)

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.03)

Weighted Average Number of Shares Outstanding - Basic and Diluted	12,090,050	11,392,159

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Equity
Balance - March 31, 2024	292,000	$292	12,072,454	$12,072	$4,044,190	$60,000	$(3,871,752)	$244,802
Sale of common stock	-	-	33,750	34	134,966	-	-	135,000
Stock subscriptions received	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	(259,359)	(259,359)
Balance - June 30, 2024	292,000	$292	12,106,204	$12,106	$4,179,156	$-	$(4,131,111)	$60,443

For the Three Months ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	(Deficit)
Balance - March 31, 2023	292,000	$292	10,336,004	$10,336	$2,093,226	$617,700	$(2,258,612)	462,942
Sale of common stock	-	-	1,697,700	1,698	1,796,002	(617,700)	-	1,180,000
Net loss	-	-	-	-	-	-	(322,929)	(322,929)
Balance - June 30, 2023	292,000	$292	12,033,704	$12,034	$3,889,228	$-	$(2,581,541)	$1,320,013

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(259,359)	$(322,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,802	18,026
Non-cash rent expense	862	862
Changes in operating assets and liabilities:
Decrease in prepaid deposits and other current assets	-	289
Increase (decrease) in accounts payable and accrued liabilities	44,383	(10,386)
(Decrease) in customer deposit	-	(4,392)
Increase in compensation payable to officer	49,913	45,375
(Decrease) in related party payables	(3,311)	-
Net Cash Used In Operating Activities	(134,710)	(273,155)

Cash Flows From Investing Activities:
Cash paid for purchase of internal-use software development costs	-	(140,001)
Cash paid for purchase of property and equipment	-	(194,555)
Net Cash Used In Investing Activities	-	(334,556)

Cash Flows From Financing Activities:
Cash proceeds from sale of common stock	75,000	1,180,000
Net Cash Provided By Financing Activities	75,000	1,180,000

Net (Decrease) Increase in Cash	(59,710)	572,289

Cash - Beginning of the Period	75,063	668,118

Cash - End of the Period	$15,353	$1,240,407

Supplemental Disclosures of Cash Flows
Cash paid for interest	$1,754	$3,510
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Present value of initial lease liability and right-of-use asset	-	$70,844

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2024

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

Going Concern

These condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company recorded a net loss of $259,359, and used net cash flows in operating activities of $134,710 for the three months ended June 30, 2024, and has an accumulated deficit and working capital deficit of $4,131,111 and $776,187, as of June 30, 2024. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these condensed financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company. The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. The interim condensed financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These interim condensed financial statements, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2024 and 2023; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed financial statements, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2024, filed with the SEC on July 15, 2024. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2024

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and March 31, 2024, respectively.

Concentrations

Cash Concentration

Cash is maintained at one financial institution and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of June 30, 2024 and March 31, 2024, the Company did not have any cash balances in a financial institution which exceeded federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operation and cash flows.

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

Loans Receivable

The Company has advanced loans during fiscal 2024 to certain third parties on short-term basis. The Company assesses loans for their collectability under ASC 326 – Financial Instruments – Credit Losses and recognizes and records a reserve accordingly. For the three months ended June 30, 2024 and year ended March 31, 2024, the Company has advanced $0 and $102,305 in loans receivables. The Company has assessed the collectability of these loans receivables and provided a 100% allowance for uncollectable as of June 30, 2024 and March 31, 2024, respectively.

Inventory

Inventory historically was of finished goods which consisted of plastic prepaid debit cards and gift cards not yet loaded with funds, and is valued at the lower of cost or net realizable value using the specific identification method. The reported net value of inventory includes saleable prepaid debit cards and gift cards that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At June 30, 2024 and March 31, 2024, the Company had a reserve of $0 and $99,285 to reduce the inventory to its net realizable value.

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

June 30, 2024

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

Long-lived Assets

In accordance with Accounting Standards Codification (“ASC”) ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three months ended June 30, 2024 and 2023, respectively.

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

June 30, 2024

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

Revenue Recognition

The Company recognizes revenues from card sales when the product is deemed delivered to the customer, and the ownership/control is transferred. The Company will recognize revenue from card service fees and card transactions once the service or transaction is completed, respectively. The Company’s revenue recognition policy is based on the revenue recognition criteria established under the Financial Accounting Standards Board – Accounting Standards Codification 606 “Revenue From Contracts With Customers” which has established a five-step process to govern contract revenue and satisfy each element is as follows: (1) Identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as you satisfy a performance obligation. The Company records the revenue once all the above steps are completed. The Company recorded $0 and $0 in revenues for the three months ended June 30, 2024 and 2023, respectively, from the sale of the prepaid debit or gift cards to its customers.

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

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed. The Company recorded in general and administrative expenses research and development costs of $0 for the three months ended June 30, 2024 and 2023, respectively.

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

June 30, 2024

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

	For the Three Months Ended June 30,
	2024	2023
Net loss computation of basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(259,359)	$(322,929)

Basic and diluted net loss per share:
Basic and diluted net loss per common shareholder	$(0.02)	$(0.03)
Basic and diluted weighted average common shares outstanding	12,090,050	11,392,159

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive, are as follows as of June 30, 2024 and 2023, respectively, (in common equivalent shares):

	June 30, 2024	June 30, 2023
Preferred stock	292,000,000	292,000,000
Total anti-dilutive weighted average shares	292,000,000	292,000,000

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

NOTE 3 – INVENTORY

Inventory of prepaid debit cards and gift cards consisted of the following:

	June 30, 2024	March 31, 2024
Prepaid cards inventory	$-	$99,285
Less: reserve to reduce to net realizable value	-	(99,285)
Total	$-	$-

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	June 30, 2024	March 31, 2024
Furniture and fixtures	5 years	$180,278	$180,278
Leasehold Improvements	3.2 years	273,490	273,490
Office equipment	3 years	5,500	5,500
		459,268	459,268
Less: Accumulated depreciation		(223,477)	(190,675)
Total		$235,791	$268,593

Depreciation and amortization expense amounted to $32,802 and $18,026 for the three months ended June 30, 2024 and 2023, respectively.

NOTE 5 – INTERNAL-USE SOFTWARE DEVELOPMENT COSTS

As of June 30, 2024, the Company had capitalized costs of $551,683 relating to development of internal-use software. This software was developed by a third party and has passed the preliminary project stage prior to capitalization. For the three months ended June 30, 2024, the Company did not incur any internal-use software development costs. Amortization of the internal-use software development costs will begin once the software is placed in service which management has determined will start once service revenues begin.

	June 30, 2024	March 31, 2024
Internal-use software development cost	$551,683	$551,683
Less: Accumulated amortization	-	-
Total	$551,683	$551,683

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”), from time to time, has provided advances to the Company for its working capital purposes. The CEO had advanced funds to the Company totaling $17,284 and $20,595 as of June 30, 2024 and March 31, 2024, respectively. The funds advanced are unsecured, non-interest bearing, and due on demand.

On December 1, 2020, the Company entered into an employment agreement with its CEO for a three-year term, for an annual compensation of $150,000 with a 10% annual increase in compensation effective October 1 of each year (See Note 7). The Company has recorded in general and administrative expenses compensation expense of $49,913 and $45,375 for the three months ended June 30, 2024 and 2023, respectively. Compensation payable to the CEO was $621,238 and $571,325, at June 30, 2024 and March 31, 2024, respectively.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases

The Company reported the following summary of non-cancellable operating leases in accordance with the provisions of ASC 842 Topic 842 “Leases” as follows:

Summary of Non-Cancellable Operating Leases:

	Vehicle	Office Lease	Total
Right-of-use asset, net	$22,918	$46,003	$68,921

Current lease liabilities	$20,182	$22,740	$42,922
Non-current lease liabilities	-	24,156	24,156
Total operating lease liabilities	$20,182	$46,896	$67,078

Vehicle

On July 12, 2022, the Company executed a non-cancellable operating lease for a vehicle with the lease commencing on July 12, 2022 for a three-year term. The Company paid $10,000 at the execution of the lease which included $1,793 as first month payment, and $8,207 as vehicle registration, capitalized cost reduction and other handling fees. The Company recorded rent expense of $6,063 for the three months ended June 30, 2024 and 2023, respectively. The lease expires on July 11, 2025.

Supplemental balance sheet information related to the lease is as follows as of June 30, 2024:

Operating Lease
Right-of-use asset, net	$22,918

Current lease liabilities	$20,182
Non-current lease liabilities	-
Total operating lease liabilities	$20,182

Weighted average remaining lease term (years)	0.92

Weighted average discount rate per annum	12%

As the lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future costs are as follows:

For the years ending	Vehicle
March 31, 2025 (remaining)	$16,138
March 31, 2026	5,378
Total lease payments	21,516
Less: imputed interest	(1,334)
Present value of lease liabilities	$20,182

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

The Company recorded rent expense including common area maintenance of $11,359 for the three months ended June 30, 2024 and 2023, respectively.

BLUEONE CARD, INC.

NOTES TO CONDENSED June 30, 2024

(Unaudited)

Supplemental balance sheet information related to the lease is as follows as of June 30, 2024:

Operating Lease
Right-of-use asset, net	$46,003

Current lease liabilities	$22,740
Non-current lease liabilities	24,156
Total operating lease liabilities	$46,896

Weighted average remaining lease term (years)	1.83

Weighted average discount rate per annum	12%

As the lease do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future costs are as follows:

For the years ending	Office Lease
March 31, 2025 (remaining)	$20,359
March 31, 2026	27,755
March 31, 2027	4,658
Total lease payments	52,772
Less: imputed interest	(5,876)
Present value of lease liabilities	$46,896

Office Leases - Others

On August 27, 2020, the Company formally executed a month-to-month cancellable operating lease for leasing office space in an executive suite, commencing on September 1, 2020 for $259 per month. The Company paid a security deposit of $259 on September 7, 2020. The monthly rent increased to $279 effective January 1, 2021 and then to $289 effective October 1, 2022. The Company has recorded rent expense of $867 for the three months ended June 30, 2024 and 2023, respectively.

On October 26, 2020, the Company executed a non-cancellable operating lease agreement for its principal office for a monthly rent of $5,500, with the lease commencing on November 1, 2020 for a period of 12 months. The Company paid a security deposit of $5,500 on October 28, 2020. On November 25, 2021, the Company executed a month-to-month lease for this office facility at a monthly rental of $6,500. The Company has recorded rent expense of $19,500 for the three months ended June 30, 2024 and 2023, respectively.

The Company has recorded total rent expense of $37,789 for both the three months ended June 30, 2024 and 2023, respectively.

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

BLUEONE CARD, INC.

NOTES TO CONDENSED June 30, 2024

(Unaudited)

Reseller Agreement with Expanse Financial Technologies, Inc. (“ExpanseFT”)

Effective February 27, 2024, the Company entered into an Authorized Reseller Agreement (the “Reseller Agreement”) with ExpanseFT (the “Program Manager”) pursuant to which the Company agreed to be a reseller or an independent sales representative of the Program Manager and its products, and the Program Manager has agreed to support our reselling efforts. The Reseller Agreement does not provide exclusivity and there are no volume sales requirements pertaining to our reselling efforts.

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

The Company agreed to pay for all new programming outside the scope listed in this agreement such as but not limited to mobile apps, websites back office and the integrations with the sponsoring banks and processors as we go. The Company agreed to pay a one-time commitment fee of $60,000 to initiate the process to establish one banking identification number, including the program setup, integration, API connection and implementation process required to bring the program live. On March 1, 2024, we made a non-refundable payment of $42,500 recorded as Research and Development expense for the one-time fee for program implementation to the Program Manager towards implementation and customization fees for our program. The Company has a commitment to pay an annual due diligence fee of $5,000 per card program to the Program Manager. In addition, the Company is obligated to pay a minimum monthly program management fee to the Program Manager as follows:

Months 0-3	$-
Months 4 – 12	5,000
Year 2	10,000
Year 3 and thereafter	15,000

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of June 30, 2024.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at June 30, 2024 and March 31, 2024 was 500,000,000 authorized common shares with a par value of $0.001 per share, and 25,000,000 authorized preferred shares with a par value of $0.001 per share.

Common Stock

The Company had received from six investors, cash proceeds of $60,000 in stock subscriptions as of March 31, 2024 which were recorded as stock subscriptions received credit in equity. On April 8, 2024, the Company issued 15,000 shares of common stock to these six investors.

During the three months ended June 30, 2024, the Company sold 18,750 shares of common stock for a total cash consideration of $75,000.

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 12,106,204 shares and 12,072,454 shares as of June 30, 2024 and March 31, 2024, respectively.

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

Series A Preferred Stock

There are 1,000,000 shares of Series A Preferred Stock designated and 292,000 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively.

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

June 30, 2024

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

As a result of all preferred stock issuances, the total issued and outstanding shares of preferred stock were 292,000 shares as of June 30, 2024 and March 31, 20243, respectively.

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

The 2022 Plan is administered by our board of directors; however, the board of directors may designate administration of the 2022 Plan to a committee consisting of at least two independent directors. Awards may be made under the 2022 Plan for up to 5,000,000 shares of common stock of the Company. Only employees of our Company or of an “Affiliated Company”, as defined in the 2022 Plan, (including members of the board of directors if they are employees of our Company or of an Affiliated Company) are eligible to receive incentive stock options under the 2022 Plan. Employees of our Company or of an Affiliated Company, members of the board of directors (whether or not employed by our company or an Affiliated Company), and “Service Providers”, as defined in the 2022 Plan, are eligible to receive non-qualified options, restricted stock units, and stock appreciation rights under the 2022 Plan. All awards are subject to Section 162(m) of the Internal Revenue Code. As of June 30, 2024 and March 31, 2024, 4,750,000 shares of common stock awards remain available for issuances pursuant to 2022 Plan.

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

Overview

BlueOne Card Inc., a Nevada corporation (the “Company”), through our relationship with our program manager, Expanse Financial Technologies, Inc. (the “Program Manager”), is a reseller of an all-in-one prepaid, branded card to be issued by the Program Manager which we believe has numerous user benefits. The Company terminated its relationship with EndlessOne Global, Inc. on or about December 18, 2023. Through our relationship with our new Program Manager, we are aiming to provide innovative pay-out solutions and prepaid cards to consumers. Unlike other prepaid card distributors and companies, we specifically aim to target those customers who are unbanked, or non-bankable, and who have need to crossing international borders. The Program Manager’s platform has to be functional to derive revenues therefrom.

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

As of June 30, 2024, we made a payment of $42,500 towards the one-time fee of $60,000 as discussed above, for program implementation to the Program Manager towards implementation and customization fees for our program.

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

Results of Operations for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023 (Unaudited)

Revenues and Cost of Sales

We did not sell any prepaid debit cards to the customers during the three months ended June 30, 2024 and 2023, respectively. Cost of sales were $0 for the three months ended June 30, 2024 and 2023, respectively.

Operating Expenses

Operating expenses included legal, accounting and professional fees, all costs associated with marketing, advertising and promotion, research and development, rent and other expenses. We recorded operating expenses of $257,605 and $323,505 for the three months ended June 30, 2024 and 2023, respectively. The net decrease in operating expenses of $65,900 was primarily due to the decrease in advertising and marketing expenses of $107,042 offsetting by increase in amortization of leasehold improvements and depreciation of assets of $14,775, increase in travel and meals expense of $14,539, increase in payroll taxes of $4,901, increase in dues and subscription of $5,414, and increase in other general and administrative expenses.

Other Income (Expense)

Other income included interest earned on the cash balance invested in the money markets account. We did not earn any interest income during the three months ended June 30, 2024 as compared to $593 in interest income earned due to the higher interest rates offered by the bank for the three months ended June 30, 2023. Interest expense related to financing the purchase of Company vehicle and credit card interest. Interest expense increased for the three months ended June 30, 2024 as compared to the same periods in 2023 as a result of financing the purchase of vehicle and credit card interest.

Net Loss

We reported a net loss of $259,359 and $322,929 for the three months ended June 30, 2024 and 2023, respectively. The decrease in net loss was primarily due to the reduction in operating expenses incurred by us.

Liquidity and Capital Resources

Liquidity and Capital Resources for the nine months ended June 30, 2024 and 2023

	June 30, 2024	June 30, 2023
Summary of Cash Flows:
Net cash used in operating activities	$(134,710)	$(273,155)
Net cash used in investing activities	-	(334,556)
Net cash provided by financing activities	75,000	1,180,000
Net (decrease) increase in cash	(59,710)	572,289
Cash – Beginning of the period	75,063	668,118
Cash – End of the period	$15,353	$1,240,407

Operating Activities

Cash used in operating activities of $134,710 for the three months June 30, 2024 was primarily a result of net loss of $259,359, depreciation and amortization of $32,802, non-cash rent expense of 862, and a net increase in operating assets and liabilities of $90,984 due to increase in accounts payable and accrued liabilities of $44,383, increase in compensation payable to officer of $49,913 and decrease in related party payables of $3,311.

Cash used in operating activities of $273,155 for the three months ended June 30, 2023 was primarily a result of net loss of $322,929, depreciation and amortization of $18,026, non-cash rent expense of $862, and a net increase in operating assets and liabilities of $30,886 due to decrease in prepaid deposits and other current assets of $289, increase in security deposits of $4,392, decrease in accounts payable and accrued liabilities of $10,386, and an increase in compensation payable to officer of $45,375.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2024 was $0. Net cash used in investing activities for the three months ended June 30, 2023 totaled $334,556 due to cash paid for purchase of software development of $140,001 and purchase of property and equipment of $194,555.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2024 was $75,000 consisting of cash received from sale of common stock. Net cash provided by financing activities for the three months ended June 30, 2023 was $1,180,000 consisting of cash received from sale of common stock of $1,180,000.

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

Going Concern

The accompanying interim condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company has recorded a net loss of $259,359, used net cash flows in operating activities of $134,710 for the three months ended June 30, 2024, and has an accumulated deficit and working capital deficit of $4,131,111 and $776,187 as of June 30, 2024. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these condensed financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying interim condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage and Capital Resources

We have devoted substantially all of our efforts to business planning since our inception on July 6, 2007. Accordingly, we are considered to be in the development stage. We have not generated any revenues from our operations on a commercial scale and we will not commence generating revenues until sometime during the first calendar quarter of 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Currently, there is only one officer and one director, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer (who also serves as the principal financial and accounting officer) believes that the Company’s disclosure controls and procedures are not effective as of June 30, 2024 due to the material weaknesses in internal control over financial reporting. We noted deficiencies involving lack of segregation of duties, lack of internal control documentation that we believe to be material weaknesses. Other material weaknesses include lack of monitoring controls over the evaluation of impairment of intangibles and long-lived assets.

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company had received from six investors cash proceeds of $60,000 in stock subscriptions as of March 31, 2024 which were recorded as stock subscriptions received credit in equity. On April 8, 2024, the Company issued 15,000 shares of common stock to these six investors.

During the three months ended June 30, 2024, the Company sold 18,750 shares of common stock for a total cash consideration of $75,000.

The shares of common stock were issued and sold pursuant to exemptions from the registration requirements of Section 5 of the Securities Act contained in Section 4(a)(2) and/or Regulation D thereof. No sales commissions were paid in connection with the sales of these securities and no general solicitation was used.

Item 5. Other Information.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BlueOne Card, Inc.

Date:	August 19, 2024	/s/ James Koh
James Koh
(Principal Executive Officer and Principal Financial and Accounting Officer)

