Form 10-Q
period 2024-09-30
BlueOne Card, Inc.
filed 2024-11-19
CIK 1496690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at November 19, 2024 was 12,136,204.

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

ii

PART I.

Item 1. Financial Statements.

BLUEONE CARD, INC.

CONDENSED BALANCE SHEETS

	September 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash	$11,975	$75,063
Prepaid deposits and other current assets	6,759	6,759
Total Current Assets	18,734	81,822

Property and equipment, net	202,990	268,593
Internal-use software development	551,683	551,683
Right-of-use assets	58,001	79,543
Deposits	4,391	4,391
Total Assets	$835,799	$986,032

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$182,811	$72,473
Compensation payable to officer	671,150	571,325
Related party payables	13,633	20,595
Lease liability - current maturity	38,995	41,466
Total Current Liabilities	906,589	705,859

Lease liability - net of current maturity	17,828	35,371
Total Liabilities	924,417	741,230

Commitments and Contingencies (See Note 7)

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 25,000,000 shares authorized, Series A Preferred Stock, 1,000,000 shares designated, 292,000 shares issued and outstanding at September 30, 2024 and March 31, 2024, respectively	292	292
Common stock, $0.001 par value; 500,000,000 shares authorized, 12,127,454 shares and 12,072,454 shares issued and outstanding at September 30, 2024 and March 31, 2024, respectively	12,127	12,073
Additional paid in capital	4,264,135	4,044,189
Stock subscriptions received	-	60,000
Accumulated deficit	(4,365,172)	(3,871,752)
Total Stockholders’ Equity (Deficit)	(88,618)	244,802

Total Liabilities and Stockholders’ Equity (Deficit)	$835,799	$986,032

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Revenues	-	3,000	$-	$3,000

Cost of sales	-	1,200	-	1,200

Gross Profit	-	1,800	-	1,800

Operating Expenses
Legal and filing fees	4,308	11,882	7,394	14,591
Rent	37,568	37,790	75,357	75,579
General and administrative	187,940	375,704	404,670	658,711
Total Operating Expenses	229,816	425,376	487,421	748,881

Loss from Operations	(229,816)	(423,576)	(487,421)	(747,081)

Other Income (Expense)
Interest income	-	8,364	-	8,957
Interest expense	(4,245)	(24)	(5,999)	(41)
Total Other Income (Expense)	(4,245)	8,340	(5,999)	8,916

Loss before Income Taxes	(234,061)	(415,236)	(493,420)	(738,165)

Provision for Income Tax	-	-	-	-

Net Loss	$(234,061)	$(415,236)	$(493,420)	$(738,165)

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.03)	$(0.04)	$(0.06)

Weighted Average Number of Shares Outstanding - Basic and Diluted	12,123,758	12,033,704	12,106,996	11,714,684

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended September 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	(Deficit)
Balance - June 30, 2024	292,000	$292	12,106,204	$12,106	$4,179,156	$-	$(4,131,111)	$60,443
Sale of common stock	-	-	21,250	21	84,979	-	-	85,000
Net loss	-	-	-	-	-	-	(234,061)	(234,061)
Balance - September 30, 2024	292,000	$292	12,127,454	$12,127	$4,264,135	$-	$(4,365,172)	$(88,618)

For the Six Months Ended September 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	(Deficit)
Balance - March 31, 2024	292,000	$292	12,072,454	$12,072	$4,044,190	$60,000	$(3,871,752)	$244,802
Sale of common stock	-	-	55,000	55	219,945	(60,000)	-	160,000
Net loss	-	-	-	-	-	-	(493,420)	(493,420)
Balance - September 30, 2024	292,000	$292	12,127,454	$12,127	$4,264,135	$-	$(4,365,172)	$(88,618)

For the Three Months ended September 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Equity
Balance - June 30, 2023	292,000	$292	12,033,704	$12,034	$3,889,228	$-	$(2,581,541)	$1,320,013
Net loss	-	-	-	-	-	-	(415,236)	(415,236)
Balance - September 30, 2023	292,000	$292	12,033,704	$12,034	$3,889,228	$-	$(2,996,777)	$904,777

For the Six Months ended September 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Equity
Balance - March 31, 2023	292,000	$292	10,336,004	$10,336	$2,093,226	$617,700	$(2,258,612)	$462,942
Sale of common stock	-	-	1,697,700	1,698	1,796,002	(617,700)	-	1,180,000
Net loss	-	-	-	-	-	-	(738,165)	(738,165)
Balance - September 30, 2023	292,000	$292	12,033,704	$12,034	$3,889,228	$-	$(2,996,777)	$904,777

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(493,420)	$(738,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,603	46,777
Non-cash rent expense	1,527	(2,667)
Changes in operating assets and liabilities:
Decrease in inventory	-	1,200
Decrease in prepaid deposits and other current assets	-	289
Increase in accounts payable and accrued liabilities	110,339	46,655
Increase in compensation payable to officer	99,825	90,750
(Decrease) in related party payables	(6,962)	-
Net Cash Used In Operating Activities	(223,088)	(555,161)

Cash Flows From Investing Activities:
Cash paid for purchase of internal-use software development costs	-	(383,001)
Cash paid for purchase of property and equipment	-	(313,549)
Net Cash Used In Investing Activities	-	(696,550)

Cash Flows From Financing Activities:
Cash proceeds from sale of common stock	160,000	1,180,000
Net Cash Provided By Financing Activities	160,000	1,180,000

Net (Decrease) in Cash	(63,088)	(71,711)

Cash - Beginning of the Period	75,063	668,118

Cash - End of the Period	$11,975	$596,407

Supplemental Disclosures of Cash Flows
Cash paid for interest	$5,999	$41
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Present value of initial lease liability and right-of-use asset	70,844	$132,957

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2024

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

Going Concern

These condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company recorded a net loss of $493,420, and used net cash flows in operating activities of $223,088 for the six months ended September 30, 2024, and has an accumulated deficit and working capital deficit of $4,365,172 and $887,855, as of September 30, 2024. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these condensed financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company. The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. The interim condensed financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These interim condensed financial statements, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2024 and 2023; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed financial statements, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2024, filed with the SEC on July 15, 2024. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2024

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and March 31, 2024, respectively.

Concentrations

Cash Concentration

Cash is maintained at one financial institution and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of September 30, 2024 and March 31, 2024, the Company did not have any cash balances in a financial institution which exceeded federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operation and cash flow.

Significant Vendor and Concentration

The Company relied solely on one vendor for key components and processing services related to the manufacturing, distribution and servicing of its prepaid debit cards and gift cards. The same vendor was also the sole developer and provider of the software for the Company’s operations. The Company terminated its relationship with this vendor on or around December 18, 2023, and entered into an agreement with a new vendor on February 27, 2024.

Loans Receivable

The Company has advanced loans during fiscal 2024 to certain third parties on a short-term basis. The Company assesses loans for their collectability under ASC 326 – Financial Instruments – Credit Losses and recognizes and records a reserve accordingly. For the three months ended September 30, 2024 and year ended March 31, 2024, the Company has advanced $0 and $102,305 in loans receivables. The Company has assessed the collectability of these loans receivables and provided a 100% allowance for uncollectable as of September 30, 2024 and March 31, 2024, respectively.

Inventory

Inventory historically was of finished goods which consisted of plastic prepaid debit cards and gift cards not yet loaded with funds and is valued at the lower of cost or net realizable value using the specific identification method. The reported net value of inventory includes saleable prepaid debit cards and gift cards that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At September 30, 2024 and March 31, 2024, the Company had a reserve of $0 and $99,285 to reduce the inventory to its net realizable value.

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

September 30, 2024

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

Long-lived Assets

In accordance with Accounting Standards Codification (“ASC”) ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets including internal-use software or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three months and six months ended September 30, 2024 and 2023, respectively.

Leases

The Company has operating leases for its offices. Management determines if an arrangement is a lease at inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides the Company with the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, the Company considers it to be, or contain, a lease.

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

September 30, 2024

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

Revenue Recognition

The Company recognizes revenues from card sales when the product is deemed delivered to the customer, and the ownership/control is transferred. The Company will recognize revenue from card service fees and card transactions once the service or transaction is completed, respectively. The Company’s revenue recognition policy is based on the revenue recognition criteria established under the Financial Accounting Standards Board – Accounting Standards Codification 606 “Revenue From Contracts With Customers” which has established a five-step process to govern contract revenue and satisfy each element is as follows: (1) Identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as you satisfy a performance obligation. The Company records the revenue once all the above steps are completed. The Company recorded $0 in revenues for the three months and six months ended September 30, 2024, and $3,000 in revenues for the three months and six months ended September 30, 2023, from the sale of the prepaid debit or gift cards to its customers.

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

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed. The Company recorded in general and administrative expenses research and development costs of $0 for the three months and six months ended September 30, 2024 and $17,253 for the three months and six months ended September 30, 2023, respectively.

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

September 30, 2024

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

Earnings (Loss) Per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. The Company computes Basic EPS by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all diluted potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and convertible preferred stock. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Net loss computation of basic and diluted net loss per common share:
Net loss	$234,061	$(415,236)	$(493,420)	$(738,165)

Basic and diluted net loss per share:
Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.04)	$(0.06)

Basic and diluted weighted average common shares outstanding	12,123,758	12,033,704	12,106,996	11,714,684

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive, are as follows as of September 30, 2024 and 2023, respectively, (in common equivalent shares):

	September 30, 2024	September 30, 2023
Preferred stock	292,000,000	292,000,000
Total anti-dilutive weighted average shares	292,000,000	292,000,000

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

NOTE 3 – INVENTORY

Inventory of prepaid debit cards and gift cards consisted of the following:

	September 30, 2024	March 31, 2024
Prepaid cards inventory	$-	$99,285
Less: reserve to reduce to net realizable value	-	(99,285)
Total	$-	$-

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	September 30, 2024	March 31, 2024
Furniture and fixtures	5 years	$180,278	$180,278
Leasehold Improvements	3.2 years	273,490	273,490
Office equipment	3 years	5,500	5,500
		459,268	459,268
Less: Accumulated depreciation and amortization		(256,278)	(190,675)
Total		$202,990	$268,593

Depreciation and amortization expense for the three months and six months ended September 30, 2024 totaled $32,801 and $65,603, and for three months and six months ended September 30, 2023 totaled $28,751 and $46,777, respectively.

NOTE 5 – INTERNAL-USE SOFTWARE DEVELOPMENT COSTS

As of September 30, 2024, the Company had capitalized costs of $551,683 relating to development of internal-use software. This software was developed by a third party and has passed the preliminary project stage prior to capitalization. For the three months and six months ended September 30, 2024, the Company did not incur any internal-use software development costs. Amortization of the internal-use software development costs will begin once the software is placed in service, which management has determined will start once service revenues begin.

	September 30, 2024	March 31, 2024
Internal-use software development cost	$551,683	$551,683
Less: Accumulated amortization	-	-
Total	$551,683	$551,683

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”), from time to time, has provided advances to the Company for its working capital purposes. The CEO had advanced funds to the Company totaling $13,633 and $20,595 as of September 30, 2024 and March 31, 2024, respectively. The funds advanced are unsecured, non-interest bearing, and due on demand.

On December 1, 2020, the Company entered into an employment agreement with its CEO for a three-year term, for an annual compensation of $150,000 with a 10% annual increase in compensation effective October 1 of each year. The initial term of the employment agreement automatically renewed for successive one-year periods unless either party gives ninety (90) calendar days written notice of nonrenewal prior to the expiration of the then-current term. The Company has recorded in general and administrative expenses compensation expense of $49,912 and $99,825 for the three months and six months ended September 30, 2024, and $ 45,375 and $90,750 for the three months and six months ended September 30, 2023, respectively. Compensation payable to the CEO was $671,150 and $571,325, as of September 30, 2024 and March 31, 2024, respectively.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases

The Company reported the following summary of non-cancellable operating leases in accordance with the provisions of ASC 842 Topic 842 “Leases” as follows:

Summary of Non-Cancellable Operating Leases:

	Vehicle	Office Lease	Total
Right-of-use asset, net	$17,412	$40,589	$58,001

Current lease liabilities	$15,360	$23,635	$38,995
Non-current lease liabilities	-	17,828	17,828
Total operating lease liabilities	$15,360	$41,463	$56,823

Vehicle

On July 12, 2022, the Company executed a non-cancellable operating lease for a vehicle with the lease commencing on July 12, 2022 for a three-year term. The Company paid $10,000 at the execution of the lease which included $1,793 as first month payment, and $8,207 as vehicle registration, capitalized cost reduction and other handling fees. The Company recorded rent expense of $6,063 and $12,127 for the three months and six months ended September 30, 2024 and $6,063 and $12,127 for the three months and six months ended September 30, 2023. The lease expires on July 11, 2025.

Supplemental balance sheet information related to the vehicle lease is as follows as of September 30, 2024:

Operating Lease
Right-of-use asset, net	$17,412

Current lease liabilities	$15,360
Non-current lease liabilities	-
Total operating lease liabilities	$15,360

Weighted average remaining lease term (years)	0.67

Weighted average discount rate per annum	12%

As the lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future costs are as follows:

For the years ending	Vehicle
March 31, 2025 (remaining)	$10,759
March 31, 2026	5,379
Total lease payments	16,138
Less: imputed interest	(778)
Present value of lease liabilities	$15,360

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

The Company recorded rent expense including common area maintenance of $11,359 and $22,718 for the three months and six months ended September 30, 2024 and $6,767 and $13,534 for the three months and six months ended September 30, 2023, respectively.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Supplemental balance sheet information related to the office lease is as follows as of September 30, 2024:

Operating Lease
Right-of-use asset, net	$40,589

Current lease liabilities	$23,635
Non-current lease liabilities	17,828
Total operating lease liabilities	$41,463

Weighted average remaining lease term (years)	1.58

Weighted average discount rate per annum	12%

As the lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future costs are as follows:

For the years ending	Office Lease
March 31, 2025 (remaining)	$13,572
March 31, 2026	27,755
March 31, 2027	4,660
Total lease payments	45,987
Less: imputed interest	(4,524)
Present value of lease liabilities	$41,463

Office Leases - Others

On August 27, 2020, the Company formally executed a month-to-month cancellable operating lease for leasing office space in an executive suite, commencing on September 1, 2020 for $259 per month. The Company paid a security deposit of $259 on September 7, 2020. The monthly rent increased to $279 effective January 1, 2021 and then to $289 effective October 1, 2022. The Company has recorded rent expense of $867 and $1,734 for the three months and six months ended September 30, 2024 and $867 and $1,734 for the three months and six months ended September 30, 2023, respectively.

On October 26, 2020, the Company executed a non-cancellable operating lease agreement for its principal office for a monthly rent of $5,500, with the lease commencing on November 1, 2020 for a period of 12 months. The Company paid a security deposit of $5,500 on October 28, 2020. On November 25, 2021, the Company executed a month-to-month lease for this office facility at a monthly rental of $6,500. The Company has recorded rent expense of $19,500 and $39,000 for the three months and six months ended September 30, 2024 and $19,500 and $39,000 for the three months and six months ended September 30, 2023, respectively.

The Company has recorded total rent expense for all above leases of $37,568 and $75,357 for the three months and six months ended September 30, 2024 and $35,768 and $73,558 for the three months and six months ended September 30, 2023, respectively.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2024

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

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hiring and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of September 30, 2024.

BLUEONE CARD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at September 30, 2024 and March 31, 2024 was 500,000,000 authorized common shares with a par value of $0.001 per share, and 25,000,000 authorized preferred shares with a par value of $0.001 per share.

Common Stock

The Company had received from six investors cash proceeds of $60,000 in stock subscriptions as of March 31, 2024 which were recorded as stock subscriptions received credit in equity. On April 8, 2024, the Company issued 15,000 shares of common stock to these six investors to settle the $60,000 in stock subscriptions received.

During the six months ended September 30, 2024, the Company sold 55,000 shares of common stock for a total cash consideration of $160,000.

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 12,127,454 shares and 12,072,454 shares as of September 30, 2024 and March 31, 2024, respectively.

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

Series A Preferred Stock

There are 1,000,000 shares of Series A Preferred Stock designated and 292,000 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively.

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

September 30, 2024

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

As a result of all preferred stock issuances, the total issued and outstanding shares of preferred stock were 292,000 shares as of September 30, 2024 and March 31, 20243, respectively.

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

The 2022 Plan is administered by our board of directors; however, the board of directors may designate administration of the 2022 Plan to a committee consisting of at least two independent directors. Awards may be made under the 2022 Plan for up to 5,000,000 shares of common stock of the Company. Only employees of our Company or of an “Affiliated Company”, as defined in the 2022 Plan, (including members of the board of directors if they are employees of our Company or of an Affiliated Company) are eligible to receive incentive stock options under the 2022 Plan. Employees of our Company or of an Affiliated Company, members of the board of directors (whether or not employed by our company or an Affiliated Company), and “Service Providers”, as defined in the 2022 Plan, are eligible to receive non-qualified options, restricted stock units, and stock appreciation rights under the 2022 Plan. All awards are subject to Section 162(m) of the Internal Revenue Code. As of September 30, 2024 and March 31, 2024, 4,750,000 shares of common stock awards remain available for issuances pursuant to 2022 Plan.

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

NOTE 9 – SUBSEQUENT EVENTS

On October 25, 2024, the Company entered into a definitive agreement to acquire 60% of the outstanding equity interest in Millennium EBS, Inc. (“Millenium”). The Company agreed to issue 2,100,000 shares of its common stock and a cash consideration of $500,000 within ninety (90) days of the closing date of acquisition with a 30-day grace period. The Company shall have the purchase option and first right of refusal to purchase the remaining capital stock of Millennium. The transaction is not closed yet and the closing will occur at a mutually agreed date. This acquisition positions the Company to emerge as a prominent payment hub and prepaid debit card provider, significantly expanding its reach and capabilities globally in the fintech sector. The acquisition includes ownership of the Millennium EBS Payment Hub, an advanced payment orchestration and modernization platform that efficiently manages payments across multiple networks. This strategic move will enhance BlueOne Card’s ability to deliver a unified payment hub platform for small and medium-sized financial institutions worldwide.

On November 12, 2024, the Company sold 8,750 shares of common stock to two investors for a cash consideration of $35,000.

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

As of September 30, 2024, we made a payment of $42,500 towards the one-time fee of $60,000 as discussed above, for program implementation to the Program Manager towards implementation and customization fees for our program.

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

Acquisition of Millenium EBS, Inc.

On October 25, 2024, the Company entered into a definitive agreement to acquire an equity interest of 60% in Millenium EBS, Inc. (“Millenium”). The Company agreed to issue 2,100,000 shares of its common stock and a cash consideration of $500,000 within ninety (90) days of the closing date of acquisition with a 30-day grace period. The Company shall have the purchase option and first right of refusal to purchase the remaining capital stock of Millennium. The transaction is not closed yet and the closing will occur at a mutually agreed date. This acquisition positions the Company to emerge as a prominent payment hub and prepaid debit card provider, significantly expanding its reach and capabilities globally in the fintech sector.

The acquisition includes ownership of the Millennium EBS Payment Hub, an advanced payment orchestration and modernization platform that efficiently manages payments across multiple networks. This strategic move will enhance BlueOne Card’s ability to deliver a unified payment hub platform for small and medium-sized financial institutions worldwide.

●	Revenue Growth: The combined Company anticipates potential revenue growth in revenue over the next year, driven by the new integrated Payment Hub platform.

●	Stock Transaction: Millennium EBS shareholders will receive approximately 17% equity ownership stake in BlueOne Card, while BlueOne will own a 60% stake in Millennium EBS.

●	Synergies: The acquisition is expected to create substantial synergies by integrating Millennium EBS’s advanced payment orchestration platform with BlueOne Card’s established international platform, accelerating both domestic and global growth.

●	Future Outlook: The Company aims to work towards meeting NASDAQ listing requirements by Q4 2026, subject to market conditions and other factors.

Significance of the Acquisition

The Millennium EBS Payment Hub has successfully enabled a major banking institution in Sri Lanka to transition to ISO20022 standards and is now in use, showcasing its role as the ultimate solution for banks seeking scalability, compliance, and secure financial messaging. The platform integrates diverse payment systems into a cohesive framework, offering seamless multi-channel payment processing. This acquisition shifts BlueOne Card’s position from a planned leasing agreement to full ownership, enabling us to provide payment services directly to banks and generate significant revenue from financial institutions that utilize our platform.

Strategic Goals

1.	Empowering Financial Institutions: By acquiring Millennium EBS, BlueOne Card is positioned to support small and medium-sized banks worldwide in modernizing their payment operations. The platform will streamline payment processing across channels such as Swift, RTGS, ACH, FedNow, and Fedwire, offering banks an efficient path to meeting ISO 20022 compliance requirements.

2.	Expanding Remittance Services: The acquisition enables BlueOne Card to establish a robust remittance platform, allowing users to send money globally without needing a traditional bank account. This new service will generate revenue on each transaction, with convenient options for loading money at locations such as Walmart and 7-Eleven.

3.	Driving Operational Efficiency: Full ownership of the Millennium EBS Payment Hub allows BlueOne Card to integrate and optimize payment processes, enhancing operational efficiency for banks. By offering this comprehensive solution, the Company aims to meet the evolving demands of the financial sector while capitalizing on new revenue streams.

Critical Accounting Policies and Estimates

We apply the following critical accounting policies and estimates in the preparation of our financial statements:

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

Results of Operations for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023 (Unaudited)

Revenues and Cost of Sales

We did not sell any prepaid debit cards to the customers during the three months ended September 30, 2024, and sold 600 debit cards for $3,000 during the three months ended September 30, 2023. respectively. Cost of sales for the three months ended September 30, 2024, was $0 as compared to the cost of sales for three months ended September 30, 2023, of $1,200.

Operating Expenses

Operating expenses included legal, accounting and professional fees, all costs associated with marketing, advertising and promotion, research and development, rent, payroll and other general and administrative expenses. We recorded operating expenses of $229,816 and $425,376 for the three months ended September 30, 2024 and 2023, respectively. The net decrease in operating expenses of $195,560 was primarily due to the decrease in advertising and marketing expenses of $146,693, decrease in consulting expenses of $17,184, decrease in travel and entertainment expense of $11,450, and decrease in other general and administrative expense of $31,515, offsetting by increase in amortization of leasehold improvements and depreciation of assets of $4,050, and increase in payroll and payroll taxes of $4,900.

Other Income (Expense)

Other income included interest earned on the cash balance invested in the money markets account. We did not earn any interest income during the three months ended September 30, 2024 as compared to $8,364 in interest income earned due to the higher interest rates offered by the bank for the three months ended September 30, 2023. Interest expense related to financing the purchase of Company vehicle and credit card interest totaled $4,245 and $24 for the three months ended September 30, 2024 and 2023, respectively. Interest expense increased for the three months ended September 30, 2024 as compared to the same periods in 2023 as a result of financing the purchase of vehicle and credit card interest.

Net Loss

We reported a net loss of $234,061 and $415,236 for the three months ended September 30, 2024 and 2023, respectively. The decrease in net loss was primarily due to the reduction in operating expenses incurred by us.

Results of Operations for the Six Months Ended September 30, 2024 Compared to the Six Months Ended September 30, 2023 (Unaudited)

Revenues and Cost of Sales

We did not sell any prepaid debit cards to the customers during the six months ended September 30, 2024, and sold 600 debit cards for $3,000 during the six months ended September 30, 2023. respectively. Cost of sales for the six months ended September 30, 2024, was $0 as compared to the cost of sales for the six months ended September 30, 2023 of $1,200.

Operating Expenses

Operating expenses included legal, accounting and professional fees, all costs associated with marketing, advertising and promotion, research and development, rent, payroll and other general and administrative expenses. We recorded operating expenses of $487,421 and $748,881 for the six months ended September 30, 2024 and 2023, respectively. The net decrease in operating expenses of $261,460 was primarily due to the decrease in advertising and marketing expenses of $253,735, decrease in consulting expenses of $20,723 and decrease in other general and administrative expenses of $18,718, offset by increase in travel and entertainment expense of $3,089, increase in depreciation and amortization of $18,826, and increase in payroll and payroll taxes of $9,801.

Other Income (Expense)

Other income included interest earned on the cash balance invested in the money markets account. We did not earn any interest income during the six months ended September 30, 2024 as compared to $8,957 in interest income earned due to the higher interest rates offered by the bank for the six months ended September 30, 2023. Interest expense related to financing the purchase of Company vehicle and credit card interest totaled $5,999 and $41 for the six months ended September 30, 2024 and 2023, respectively. Interest expense increased for the six months ended September 30, 2024 as compared to the same periods in 2023, as a result of financing the purchase of vehicle and credit card interest.

Net Loss

We reported a net loss of $493,420 and $738,165 for the six months ended September 30, 2024 and 2023, respectively. The decrease in net loss was primarily due to the reduction in operating expenses incurred by us.

Liquidity and Capital Resources

Liquidity and Capital Resources for the six months ended September 30, 2024 and 2023, respectively:

	September 30, 2024	September 30, 2023
Summary of Cash Flows:
Net cash used in operating activities	$(223,088)	$(555,161)
Net cash used in investing activities	-	(696,550)
Net cash provided by financing activities	160,000	1,180,000
Net (decrease) increase in cash	(63,088)	(71,711)
Cash – Beginning of the period	75,063	668,118
Cash – End of the period	$11,975	$596,407

Operating Activities

Cash used in operating activities for the six months September 30, 2024 was $223,088 primarily as a result of net loss of $493,420, depreciation and amortization of $65,603, non-cash rent expense of $1,527, and a net increase in operating assets and liabilities of $203,202 due to increase in accounts payable and accrued liabilities of $110,339, increase in compensation payable to officer of $99,825 and decrease in related party payables of $6,962.

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

Investing Activities

Net cash used in investing activities for the six months ended September 30, 2024, was $0. Net cash used in investing activities for the six months ended September 30, 2023, totaled $696,550 due to cash paid for purchase of internal-use software development costs of $383,001 and purchase of property and equipment of $313,549.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2024, was $160,000 consisting of cash received from sale of common stock. Net cash provided by financing activities for the six months ended September 30, 2023 was $1,180,000 consisting of cash received from sale of common stock.

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

Going Concern

The accompanying interim condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company has recorded a net loss of $493,420, used net cash flows in operating activities of $223,088 for the six months ended September 30, 2024, and has an accumulated deficit and working capital deficit of $4,365,172 and $887,855 as of September 30, 2024. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these condensed financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying interim condensed financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Currently, there is only one officer and one director, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer (who also serves as the principal financial and accounting officer) believes that the Company’s disclosure controls and procedures are not effective as of September 30, 2024 due to the material weaknesses in internal control over financial reporting. We noted deficiencies involving lack of segregation of duties, lack of internal control documentation that we believe to be material weaknesses. Other material weaknesses include lack of monitoring controls over the evaluation of impairment of intangibles and long-lived assets.

Changes in Internal Control over Financial Reporting

Other than the deficiencies as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2024, the Company sold 21,250 shares of common stock for a total cash consideration of $85,000.

The shares of common stock were issued and sold pursuant to exemptions from the registration requirements of Section 5 of the Securities Act contained in Section 4(a)(2) and/or Regulation D thereof. No sales commissions were paid in connection with the sales of these securities and no general solicitation was used.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BlueOne Card, Inc.

Date:	November 19, 2024	/s/ James Koh
James Koh
(Principal Executive Officer and Principal Financial and Accounting Officer)

