Form 10-Q
period 2024-12-31
BlueOne Card, Inc.
filed 2025-02-19
CIK 1496690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2024

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at February 18, 2025 was 14,272,558 shares.

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

ii

PART I.

Item 1. Financial Statements.

BLUEONE CARD, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash	$4,009	$75,063
Accounts receivable, net	60,900	-
Prepaid deposits and other current assets	6,759	6,759
Total Current Assets	71,668	81,822

Property and equipment, net	172,064	268,593
Internal-use software, net	2,309,031	551,683
Goodwill	13,084,607	-
Right-of-use asset	46,771	79,543
Deposits	4,391	4,391
Total Assets	$15,688,532	$986,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$291,375	$72,473
Compensation payable to officer	726,054	571,325
Related party payables	522,849	20,595
Lease liability - current maturity	34,949	41,466
Total Current Liabilities	1,575,227	705,859

Lease liability - net of current maturity	11,308	35,371
Total Liabilities	1,586,535	741,230

Commitments and Contingencies (See Note 8)

Stockholders’ Equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized, Series A Preferred Stock, 1,000,000 shares designated, 292,000 shares issued and outstanding at December 31, 2024 and March 31, 2024, respectively	292	292
Common stock, $0.001 par value; 500,000,000 shares authorized, 14,238,704 shares and 12,072,454 shares issued and outstanding at December 31, 2024 and March 31, 2024, respectively	14,238	12,073
Additional paid in capital	12,707,024	4,044,189
Stock subscriptions received	18,000	60,000
Accumulated deficit	(4,567,437)	(3,871,752)
Total BlueOne Card Inc. Stockholders’ Equity	8,172,117	244,802

Noncontrolling interest in subsidiary	5,929,880	-

Total Stockholders’ Equity	14,101,997	244,802

Total Liabilities and Stockholders’ Equity	$15,688,532	$986,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE CARD, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023

Revenues	60,947	1,000	$60,947	$4,000

Cost of sales	47,364	400	47,364	1,600

Gross Profit (Loss)	13,583	600	13,583	2,400

Operating Expenses
Legal and filing fees	2,103	31,377	9,497	45,968
Rent	37,789	37,792	113,146	113,371
General and administrative	174,807	399,785	579,477	1,058,496
Total Operating Expenses	214,699	468,954	702,120	1,217,835

Loss from Operations	(201,116)	(468,354)	(688,537)	(1,215,435)

Other Income (Expense)
Interest income	-	2,163	-	11,120
Interest expense	(4,602)	-	(10,601)	(41)
Total Other Income (Expense)	(4,602)	2,163	(10,601)	11,079

Loss before Income Taxes	(205,718)	(466,191)	(699,138)	(1,204,356)

Provision for Income Tax	-	-	-	-

Net Loss	$(205,718)	$(466,191)	$(699,138)	$(1,204,356)

Allocation of net loss of subsidiary attributable to noncontrolling interest	3,453	-	3,453	-

Net loss attributable to common shareholders	$(202,265)	$(466,191)	$(695,685)	$(1,204,356)

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.04)	$(0.06)	$(0.10)

Weighted Average Number of Shares Outstanding - Basic and Diluted	12,805,227	12,035,905	12,382,127	11,822,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE CARD, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended December 31, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	(Deficit)
Balance - September 30, 2024	292,000	$292	12,127,454	$12,127	$4,264,135	$-	$(4,365,172)	$-	$(88,618)
Sale of common stock	-	-	11,250	11	44,989	18,000	-	-	63,000
Issuance of stock on acquisition of subsidiary	-	-	2,100,000	2,100	8,397,900	-	-	-	8,400,000
Initial recording of noncontrolling interest on acquisition	-	-	-	-	-	-	-	5,933,333	5,933,333
Net loss	-	-	-	-	-	-	(202,265)	(3,453)	(205,718)
Balance - December 31, 2024	292,000	$292	14,238,704	$14,238	$12,707,024	$18,000	$(4,567,437)	$5,929,880	$14,101,997

For the Nine Months Ended December 31, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	Equity
Balance - March 31, 2024	292,000	$292	12,072,454	$12,073	$4,044,189	$60,000	$(3,871,752)	$-	$244,802
Sale of common stock	-	-	66,250	65	264,935	(42,000)	-	-	223,000
Issuance of stock on acquisition of subsidiary	-	-	2,100,000	2,100	8,397,900	-	-	-	8,400,000
Initial recording of noncontrolling interest on acquisition	-	-	-	-	-	-	-	5,933,333	5,933,333
Net loss	-	-	-	-	-	-	(695,685)	(3,453)	(699,138)
Balance - December 31, 2024	292,000	$292	14,238,704	$14,238	$12,707,024	$18,000	$(4,567,437)	$5,929,880	$14,101,997

For the Three Months ended December 31, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	Equity
Balance - September 30, 2023	292,000	$292	12,033,704	$12,034	$3,889,228	$-	$(2,996,777)	$-	$904,777
Sale of common stock	-	-	7,500	8	29,992	-	-	-	30,000
Net loss	-	-	-	-	-	-	(466,191)	-	(466,191)
Balance - December 31, 2023	292,000	$292	12,041,204	$12,042	$3,919,220	$-	$(3,462,968)	$-	$468,586

For the Nine Months ended December 31, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	Equity
Balance - March 31, 2023	292,000	$292	10,336,004	$10,336	$2,093,226	$617,700	$(2,258,612)	$-	$462,942
Sale of common stock	-	-	1,705,200	1,706	1,825,994	(617,700)	-	-	1,210,000
Net loss	-	-	-	-	-	-	(1,204,356)	-	(1,204,356)
Balance – December 31, 2023	292,000	$292	12,041,204	$12,042	$3,919,220	$-	$(3,462,968)	$-	$468,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE CARD, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(699,138)	$(1,204,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96,529	79,142
Amortization of right-of-use asset	2,193	-
Amortization of internal-use software	10,860	-
Bad debt expense	-	52,305
Changes in operating assets and liabilities:
Increase in accounts receivable	(60,900)	-
Decrease in inventory	-	1,600
Decrease in prepaid deposits and other current assets	-	289
Increase (decrease) in accounts payable and accrued liabilities	210,774	(15,270)
Increase in compensation payable to officer	154,729	140,663
Decrease in related party payables	(9,101)	(2,500)
Net Cash Used In Operating Activities	(294,054)	(948,127)

Cash Flows From Investing Activities:
Cash paid for purchase of internal-use software development costs	-	(405,791)
Cash paid for purchase of property and equipment	-	(333,249)
Loan disbursement	-	(52,305)
Net Cash Used In Investing Activities	-	(791,345)

Cash Flows From Financing Activities:
Cash proceeds from sale of common stock	205,000	1,210,000
Stock subscriptions received	18,000	-
Net Cash Provided By Financing Activities	223,000	1,210,000

Net Decrease in Cash	(71,054)	(529,472)

Cash - Beginning of the Period	75,063	668,118

Cash - End of the Period	$4,009	$138,646

Supplemental Disclosures of Cash Flows
Cash paid for interest	$10,601	$41
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Present value of initial lease liability and right-of-use asset	$70,844	$132,957
Issuance of common stock for acquisition of subsidiary	$8,400,000	$-
Noncontrolling interest in acquired subsidiary	$5,933,332	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

On October 25, 2024, the Company entered into a Stock Exchange and Acquisition Agreement (the “Agreement”) with Millennium EBS, Inc., a New Jersey corporation (“MEI”), and Shinto Matthew, a shareholder owning 6,000,000 shares of common stock of MEI (the “Shareholder”). Pursuant to the Agreement, the Company acquired 3,600,000 shares of common stock of MEI (constituting 60% of the outstanding issued securities of MEI) owned by the Shareholder (the “MEI Shares”) in exchange (the “Exchange”) for 2,100,000 shares of the common stock of the Company (the “BCI Shares”). Subject to a 30-day grace period, the Company will pay to the Shareholder $500,000 within 90 days of closing (the “Cash Consideration”). Closing is conditioned upon the filing of Articles of Exchange with the Nevada Secretary of State. On December 13, 2024, the Articles of Exchange were filed pursuant to approval of the Company’s Board of Directors, the Exchange closed, and the BCI shares were issued to the Shareholder of MEI. MEI is now a majority owned subsidiary of the Company. This acquisition positions the Company to emerge as a prominent payment hub and prepaid debit card provider, significantly expanding its reach and capabilities globally in the fintech sector. The acquisition includes ownership of the MEI Payment Hub, an advanced payment orchestration and modernization platform that efficiently manages payments across multiple networks. This strategic move will enhance the Company’s ability to deliver a unified payment hub platform for small and medium-sized financial institutions worldwide.

Going Concern

These condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company recorded a net loss of $699,138, net cash flows used in operating activities of $294,054 for the nine months ended December 31, 2024, and has an accumulated deficit and working capital deficit of $4,567,437 and $1,503,559, as of December 31, 2024. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these condensed consolidated financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its subsidiary. The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. The interim condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These interim condensed consolidated financial statements, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended December 31, 2024 and 2023; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed consolidated financial statements, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2024, filed with the SEC on July 15, 2024. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period.

The Company accounts for its noncontrolling interest in Millenium EBS, Inc. in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total stockholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its majority-owned subsidiary Millenium EBS, Inc. In the preparation of unaudited consolidated financial statements of the Company, intercompany transactions and balances have been eliminated and net earnings (losses) are reduced by the portion of the net loss of subsidiary applicable to non-controlling interests.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of the significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. These accounting policies conform to US GAAP in all material respects and have been consistently applied in preparing the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of its assets, liabilities, equity and operations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about its estimates that are not readily apparent from other sources. Significant estimates in the accompanying financial statements include the valuation of note receivable and accounts receivable, valuation of inventory, valuation of internal-use software development costs, valuation of fair value of assets acquired and liabilities assumed in a business combination, valuation of common stock consideration in a business combination, valuation of acquired intangible assets and goodwill, valuation of lease liabilities and right-of-use assets, valuation of stock-based compensation and valuation of deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and March 31, 2024, respectively.

Concentrations

Cash Concentration

Cash is maintained at one financial institution and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of December 31, 2024 and March 31, 2024, the Company did not have any cash balances in a financial institution which exceeded federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operation and cash flow.

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

Accounts Receivable

The Company recognizes an allowance for losses on accounts receivable and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible.

The Company has adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make the required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts on accounts receivable is recognized in general and administrative expenses.

For the three months ended December 31, 2024 and year ended March 31, 2024, the Company has recorded $0 and $102,305 in loans receivable. The Company has assessed the collectability of these loans receivables and provided a 100% allowance for uncollectable as of December 31, 2024 and March 31, 2024, respectively. Accounts receivable totaled $60,900 and $0 as of December 31, 2024 and March 31, 2024, respectively. The Company did not recognize any bad debts for accounts receivable for the three months and nine months ended December 31, 2024.

Inventory

Inventory historically was of finished goods which consisted of plastic prepaid debit cards and gift cards not yet loaded with funds and is valued at the lower of cost or net realizable value using the specific identification method. The reported net value of inventory includes saleable prepaid debit cards and gift cards that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At December 31, 2024 and March 31, 2024, the Company had a reserve of $0 and $99,285 to reduce the inventory to its net realizable value.

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

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

Internal-Use Software

Costs incurred to develop internal-use software during the preliminary project stage are expensed as incurred. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the intended function. Capitalization ceases at the point where the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of five years of the internal-use software development costs and related upgrades and enhancements. When the existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use.

The Company conducts a qualitative assessment of internal-use software impairment using the guidelines of ASC 350-40-35-1 Internal-Use Software. If impairment is indicated, then the Company conducts a quantitative impairment test under ASC 360 for long lived assets.

Long-lived Assets

In accordance with Accounting Standards Codification (“ASC”) ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets including internal-use software and intangible assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three months and nine months ended December 31, 2024 and 2023, respectively.

Business Combination

The Company accounts for business acquisitions using the acquisition method of accounting where the assets acquired, and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. Business acquisitions are included in the Company’s consolidated financial statements as of the date of the acquisition. The Company evaluates acquisitions pursuant to ASC 805, “Business Combinations,” to determine whether the acquisition should be classified as either an asset acquisition or a business combination.

Goodwill

Goodwill arising on a business combination represents the difference between the cost of acquisition and the Company’s consolidated interest in the fair value of the identifiable assets and liabilities of a subsidiary as at the date of acquisition. Goodwill is recognized as an asset and is not amortized but is reviewed for impairment at least annually. Any impairment is recognized immediately in the statement of operations and is not subsequently reversed.

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

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

The Company’s financial instruments consist principally of accounts receivable, prepaid assets, accounts payable and accrued liabilities, related party payable, and lease liability. The Company believes that the recorded values of all the financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Revenue Recognition

The Company’s revenue recognition policy is based on the revenue recognition criteria established under the Financial Accounting Standards Board – Accounting Standards Codification 606 “Revenue from Contracts with Customers” which has established a five-step process to govern contract revenue and satisfy each element is as follows:

(1) Identify the contract(s) with a customer.

(2) identify the performance obligations in the contract.

(3) determine the transaction price.

(4) allocate the transaction price to the performance obligations in the contract; and

(5) recognize revenue when or as you satisfy a performance obligation.

The Company records the revenue once all the above steps are completed.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the contract. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

The Company recognizes revenues from card sales when the product is deemed delivered to the customer, and the ownership/control is transferred. The Company will recognize revenue from card service fees and card transactions once the service or transaction is completed, respectively.

Subscription revenues are derived from contracts with customers for use of its subsidiary’s Millenium Payment Hub platform, which is available as a standalone product, but it can also be customized. Subscription revenue is recognized over time on a pro-rata basis over the applicable subscription contractual period, ranging from one month to five years.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

Implementation revenues are derived from implementing our subsidiary’s Millenium Payment Hub platform, as a SaaS for customers requiring and/or requesting customization and includes: (i) assessing the scope; and (ii) providing services associated with designing, building, deploying and modifying the Customer Instance (including all other Customer Solutions). Such customization may include implementation of additional connectors, integration with other card issuing platforms, implementation of compliance features, development of a mobile application for end users, and enablement of international remittance capabilities. This includes all activities related to configuring, installing, and ensuring that the system is fully operational. Implementation revenues are recognized at the point in time when the implementation is finished, and the customer is able to use the system. Costs of each implementation are accumulated and capitalized until such time the implementation project has been completed, at which time the related implementation revenue is recognized and the costs of implementation are reclassified to cost of revenues.

Revenue Disaggregation

The Company recorded $60,947 in revenues from the implementation of internally generated software under Millenium Payment Hub platform for the three months and nine months ended December 31, 2024. No revenue was derived in 2023 since the Company did not acquire Millenium EBS, Inc. until December 9, 2024. Revenues derived from the sale of prepaid debt or gift cards to its customers totaled $0 and $0 for the three months and nine months ended December 31, 2024 compared to revenues of $1,000 and $4,000 for the same comparable periods in 2023.

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

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed. The Company recorded in general and administrative expenses research and development costs of $0 for the three months and nine months ended December 31, 2024, compared to $61,957 and $79,595 for the three months and nine months ended December 31, 2023, respectively.

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

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

Noncontrolling interests

The Company follows ASC Topic 810, “Consolidation”, governing the accounting for and reporting of noncontrolling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to noncontrolling interests even when such allocation might result in a deficit balance. The net loss attributed to NCI was separately designated in the accompanying unaudited condensed consolidated statements of operations. Losses attributable to NCI in a subsidiary may exceed a NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCI shall continue to be attributed to their share of losses even if that attribution results in a deficit NCI balance.

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

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Net loss computation of basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(202,265)	$(466,191)	$(695,685)	$(1,204,356)

Basic and diluted net loss per share:
Basic and diluted net loss per common share	$(0.02)	$(0.04)	$(0.06)	$(0.10)

Basic and diluted weighted average common shares outstanding	12,805,227	12,035,905	12,382,127	11,822,147

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive, are as follows as of December 31, 2024 and 2023, respectively, (in common equivalent shares):

	December 31, 2024	December 31, 2023
Preferred stock	292,000,000	292,000,000
Total anti-dilutive weighted average shares	292,000,000	292,000,000

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

NOTE 3 – INVENTORY

Inventory of prepaid debit cards and gift cards consisted of the following:

	December 31, 2024	March 31, 2024
Prepaid cards inventory	$-	$99,285
Less: reserve to reduce to net realizable value	-	(99,285)
Total	$-	$-

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	December 31, 2024	March 31, 2024
Furniture and fixtures	5 years	$180,278	$180,278
Leasehold Improvements	3.2 years	273,490	273,490
Office equipment	3 years	5,500	5,500
		459,268	459,268
Less: Accumulated depreciation and amortization		(287,204)	(190,675)
Total		$172,064	$268,593

Depreciation and amortization expense for the three months and nine months ended December 31, 2024 totaled $30,926 and $96,529, and for three months and nine months ended December 31, 2023 totaled $32,365 and $79,142, respectively.

NOTE 5 – ACQUISITION OF MILLENIUM EBS, INC.

On October 25, 2024, the Company entered into a Stock Exchange and Acquisition Agreement (the “Agreement”) with Millenium EBS, Inc. whereby the principal owner of EBS is to sell 3,600,000 shares of EBS (constituting 60% of the issued and outstanding shares of MEI), to the Company in exchange for (i) 2,100,000 shares of the Company valued at $4.00 per share based on the last sale of common shares in the last capital raises totaling $8,400,000 (due on the Closing Date of Agreement), and (ii) $500,000 cash (due within 90 days of the Closing Date of Agreement). The acquisition transaction closed on December 13, 2024. The Company has the purchase option and right of first refusal to purchase the remaining 40% of MEI. The acquisition was treated as a business combination under ASC 805 “Business Combination”. This acquisition positions the Company to emerge as a prominent payment hub and prepaid debit card provider, significantly expanding its reach and capabilities globally in the fintech sector. The acquisition includes ownership of the MEI Payment Hub, an advanced payment orchestration and modernization platform that efficiently manages payments across multiple networks. This strategic move will enhance the Company’s ability to deliver a unified payment hub platform for small and medium-sized financial institutions worldwide.

Millenium EBS Inc. owns a comprehensive payment orchestration and modernization platform, designed to streamline and manage financial transactions across various channels such as Swift, RTGS, ACH, FedNow, and Fedwire. By integrating diverse payment systems into a unified framework, the platform allows financial institutions to enhance operational efficiency and flexibility while adhering to regulatory requirements. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization shall be provided for on a straight-line basis over the expected useful lives of the software cost and related upgrades and enhancements. The cost of the MPH is being amortized over its estimated useful life of 10 years. (See Note 6).

Acquisition of Millenium EBS, Inc. on December 13, 2024
Consideration paid for acquisition	$8,900,000
% of Millennium EBS acquired	60%
Total fair market value of Millennium EBS net assets	$14,833,333

Assets Acquired:
Deferred Costs	$31,948
Intangible assets	1,768,208
Goodwill	13,084,606

Liabilities Assumed:
Accounts payable	$(51,429)
Noncontrolling interest	(5,933,333)
Purchase price	$8,900,000

Noncontrolling Interest
Fair market value of Millenium EBS assets	$14,833,333
Allocation of noncontrolling interest	40%
Initial noncontrolling interest at acquisition	5,933,333
Loss allocated to noncontrolling interest for the period from December 14, 2024 to December 31, 2024	(3,453)
Noncontrolling interest - December 31, 2024	$5,929,880

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

Goodwill is expected to be deductible for income tax purposes over 15 years. The fair value of assets acquired and liabilities assumed is provisional pending a fair value valuation to be finalized within the one year measurement period.

NOTE 6 – INTERNAL-USE SOFTWARE

As of December 31, 2024, the Company had capitalized costs of $2,309,031 relating to development of internal-use software and acquisition of MEI’s Millenium Payment Hub platform (“MPH”). The internal-use software was developed by a third party and passed the preliminary project stage prior to capitalization. For the three months and nine months ended December 31, 2024, the Company did not incur any internal-use software development costs. Amortization of the internal-use software development costs will begin once the software is placed in service, which management has determined will start once service revenues begin.

	December 31, 2024	March 31, 2024
Internal-use software	$551,683	$551,683
Millenium Payment Hub platform	1,768,208	-
Less: Accumulated amortization	(10,860)	-
Total	$2,309,031	$551,683

The carrying value of the MPH software and related accumulated amortization is summarized in the table below:

Millenium Payment Hub
Carrying value of MPH software - date of acquisition December 13, 2024 (Subject to measurement period revaluation – See Note 5)	$1,768,209
Additions	-
Less: Amortization	(10,860)
Carrying value at December 31, 2024	$1,757,349

Amortization expense for the period from December 14, 2024 to December 31, 2024 totaled $10,860.

Total estimated future amortization expense for the intangible asset is as follows:

Fiscal Year ended December 31,
2025	$176,821
2026	176,821
2027	176,821
2028	176,821
2029	176,821
Thereafter	884,103
Total	$1,768,208

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”), from time to time, has provided advances to the Company for its working capital purposes. The CEO had advanced funds to the Company totaling $11,494 and $20,595 as of December 31, 2024 and March 31, 2024, respectively, which is included in related party payables on the condensed consolidated balance sheet. The funds advanced are unsecured, non-interest bearing, and due on demand.

On December 1, 2020, the Company entered into an employment agreement with its CEO for a three-year term, for an annual compensation of $150,000 with a 10% annual increase in compensation effective October 1 of each year. The initial term of the employment agreement is automatically renewed for successive one-year periods unless either party gives ninety (90) calendar days written notice of nonrenewal prior to the expiration of the then-current term. The Company has recorded in general and administrative expenses compensation expense of $54,904 and $154,729 for the three months and nine months ended December 31, 2024, and $49,913 and $140,663 for the three months and nine months ended December 31, 2023, respectively. The total compensation payable to the CEO was $726,054 and $571,325, as of December 31, 2024 and March 31, 2024, respectively (Note 8).

Pursuant to the terms of MEI acquisition, the Company is obligated to pay to the sole stockholder of MEI a cash consideration of $500,000 upon closing of the transaction (Note 5). In addition, the Company entered into a consulting agreement with the sole stockholder, agreeing to pay monthly consulting fee of $16,000 for ongoing services upon close of MEI acquisition. The Company has recorded a consulting expense of $11,355 payable to the sole stockholder for the period ended December 31, 2024 which is included in related party payables on the condensed consolidated balance sheet. The total amount payable to the sole shareholder amounted to $511,355 as of December 31, 2024. The sole shareholder of MEI was appointed as a member of the Board of Directors of the Company upon consummation of the acquisition of MEI.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

The Company reported the following summary of non-cancellable operating leases in accordance with the provisions of ASC 842 Topic 842 “Leases” as follows:

Summary of Non-Cancellable Operating Leases:

	Vehicle	Office Lease	Total
Right-of-use asset, net	$11,760	$35,011	$46,771

Current lease liabilities	$10,392	$24,557	$34,949
Non-current lease liabilities	-	11,308	11,308
Total operating lease liabilities	$10,392	$35,865	$46,257

Vehicle

On July 12, 2022, the Company executed a non-cancellable operating lease for a vehicle with the lease commencing on July 12, 2022 for a three-year term. The Company paid $10,000 at the execution of the lease which included $1,793 as first month payment, and $8,207 as vehicle registration, capitalized cost reduction and other handling fees. The Company recorded rent expenses of $6,063 and $18,190 for the three months and nine months ended December 31, 2024 and $6,063 and $18,190 for the three months and nine months ended December 31, 2023. The lease expires on July 11, 2025.

Supplemental balance sheet information related to the vehicle lease is as follows as of December 31, 2024:

Operating Lease
Right-of-use asset, net	$11,760

Current lease liabilities	$10,392
Non-current lease liabilities	-
Total operating lease liabilities	$10,392

Weighted average remaining lease term (years)	0.42

Weighted average discount rate per annum	12%

As the lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future costs are as follows:

For the years ending	Vehicle
March 31, 2025 (remaining)	$5,379
March 31, 2026	5,380
Total lease payments	10,759
Less: imputed interest	(367)
Present value of lease liabilities	$10,392

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

The Company recorded rent expense including common area maintenance of $11,359 and $34,077 for the three months and nine months ended December 31, 2024 and $11,359 and $34,077 for the three months and nine months ended December 31, 2023, respectively.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

Supplemental balance sheet information related to the office lease is as follows as of December 31, 2024:

Operating Lease
Right-of-use asset, net	$35,011

Current lease liabilities	$24,557
Non-current lease liabilities	11,308
Total operating lease liabilities	$35,865

Weighted average remaining lease term (years)	1.33

Weighted average discount rate per annum	12%

As the lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future costs are as follows:

For the years ending	Office Lease
March 31, 2025 (remaining)	$6,786
March 31, 2026	27,755
March 31, 2027	4,660
Total lease payments	39,201
Less: imputed interest	(3,336)
Present value of lease liabilities	$35,865

Office Leases - Others

On August 27, 2020, the Company formally executed a month-to-month cancellable operating lease for leasing office space in an executive suite, commencing on September 1, 2020 for $259 per month. The Company paid a security deposit of $259 on September 7, 2020. The monthly rent increased to $279 effective January 1, 2021 and then to $289 effective October 1, 2022. The Company has recorded rent expenses of $867 and $2,601 for the three months and nine months ended December 31, 2024 and $867 and $2,601 for the three months and nine months ended December 31, 2023, respectively.

On October 26, 2020, the Company executed a non-cancellable operating lease agreement for its principal office for a monthly rent of $5,500, with the lease commencing on November 1, 2020 for a period of 12 months. The Company paid a security deposit of $5,500 on October 28, 2020. On November 25, 2021, the Company executed a month-to-month lease for this office facility at a monthly rental of $6,500. The Company has recorded rent expenses of $19,500 and $58,500 for the three months and nine months ended December 31, 2024 and $19,500 and $58,500 for the three months and nine months ended December 31, 2023, respectively.

The Company has recorded total rent expense for all above leases of $37,789 and $113,146 for the three months and nine months ended December 31, 2024 and $37,792 and $113,371 for the three months and nine months ended December 31, 2023, respectively.

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

Pursuant to the Agreement, the Officer is entitled to an annual base salary of $150,000 and that amount is subject to an automatic 10% annual increase on the anniversary date (See Note 7).

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

The term of the Reseller Agreement is for five (5) years. The Reseller Agreement is renewable by mutual consent of each of the parties for two-year terms unless either party provides written notice to the other party at least 180 days prior to the term of the Reseller Agreement. The Reseller Agreement may be terminated by either party upon a material breach of either party with the non-breaching party providing written notice to the breaching party and the breach remaining uncured with 30 days of the notice. The Reseller Agreement may also be terminated by either party by written notice if either party ceases to carry on as a going concern, becomes the object of the institution of voluntary or involuntary proceedings in bankruptcy, insolvency, or liquidation, makes an assignment for the benefit of creditors, or if a receiver is appointed with respect to all or a substantial part of its assets. The Program Manager shall provide us with prepaid debit and gift cards of requested quantity, create a range of prepaid debit accounts, using banking identification numbers provided to the Program Manager by our issuing bank and produce and deliver plastic card production tape media, including personal identification number (PIN) generation for the range of created prepaid debit accounts. Upon the first loading of value to a prepaid debit account, the Program Manager will create and activate a cardholder account on the Program Manager’s system and create linkage between the cardholder account on ExpanseFT system and our cardholder aggregate settlement account at our issuing bank or another bank.

The Company agreed to pay for all new programming outside the scope listed in this agreement such as but not limited to mobile apps, websites back office and the integrations with the sponsoring banks and processors as we go. The Company agreed to pay a one-time commitment fee of $60,000 to initiate the process to establish one banking identification number, including the program setup, integration, API connection and implementation process required to bring the program live. On March 1, 2024, we made a non-refundable payment of $42,500 recorded as Research and Development expense for the one-time fee for program implementation to the Program Manager towards implementation and customization fees for our program. The Company has a commitment to pay an annual due diligence fee of $5,000 per card program to the Program Manager once the program takes into effect. In addition, the Company is obligated to pay a minimum monthly program management fee to the Program Manager as follows:

Months 0-3	$-
Months 4 – 12	5,000
Year 2	10,000
Year 3 and thereafter	15,000

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hiring and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of December 31, 2024.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at December 31, 2024 and March 31, 2024 was 500,000,000 authorized common shares with a par value of $0.001 per share, and 25,000,000 authorized preferred shares with a par value of $0.001 per share.

Common Stock

The Company had received from six investors cash proceeds of $60,000 in stock subscriptions as of March 31, 2024 which were recorded as stock subscriptions received credit in equity. On April 8, 2024, the Company issued 15,000 shares of common stock to these six investors to settle the $60,000 in stock subscriptions received. On October 9, 2024, the Company received $18,000 from an investor as a deposit towards stock subscriptions. The Company reported the deposit received as subscriptions received in advance as of December 31, 2024.

During the nine months ended December 31, 2024, the Company received a cash consideration of $205,000 from sale of 51,250 shares of its common stock. In addition, the Company issued 2,100,000 shares of common stock to the sole owner of MEI in exchange of 3,600,000 shares of MEI (constituting 60% of the issued and outstanding shares of MEI). The common stock was valued at $4.00 per share based on the last sale of common shares in the last capital raises.

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 14,238,704 shares and 12,072,454 shares as of December 31, 2024 and March 31, 2024, respectively.

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

Series A Preferred Stock

There are 1,000,000 shares of Series A Preferred Stock designated and 292,000 shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively.

Liquidation Rights

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, after setting apart or paying in full the preferential amounts due to Holders of senior capital stock, if any, the Holders of Series A Preferred Stock and parity capital stock, if any, shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the Holders of junior capital stock, including Common Stock, an amount equal to $0.001 per share [the “Liquidation Preference”]. If upon such liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to the Holders of the Series A Preferred Stock and parity capital stock, if any, shall be insufficient to permit in full the payment of the Liquidation Preference, then all such assets of the Company shall be distributed ratably among the holders of the Series A Preferred Stock and parity capital stock, if any. Neither the consolidation or merger of the Company nor the sale, lease or transfer by the Company of all or a part of its assets shall be deemed liquidation, dissolution or winding up of the Company for purposes of these Liquidation Rights.

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

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

As a result of all preferred stock issuances, the total issued and outstanding shares of preferred stock were 292,000 shares as of December 31, 2024 and March 31, 20243, respectively.

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

The 2022 Plan is administered by our board of directors; however, the board of directors may designate administration of the 2022 Plan to a committee consisting of at least two independent directors. Awards may be made under the 2022 Plan for up to 5,000,000 shares of common stock of the Company. Only employees of our Company or of an “Affiliated Company”, as defined in the 2022 Plan, (including members of the board of directors if they are employees of our Company or of an Affiliated Company) are eligible to receive incentive stock options under the 2022 Plan. Employees of our Company or of an Affiliated Company, members of the board of directors (whether or not employed by our company or an Affiliated Company), and “Service Providers”, as defined in the 2022 Plan, are eligible to receive non-qualified options, restricted stock units, and stock appreciation rights under the 2022 Plan. All awards are subject to Section 162(m) of the Internal Revenue Code. As of December 31, 2024 and March 31, 2024, 4,750,000 shares of common stock awards remain available for issuances pursuant to 2022 Plan.

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

The 2022 Plan will continue in effect until all the stock available for grant or issuance has been acquired through the exercise of options or grants of shares, or until ten years after its adoption, whichever is earlier. Awards under the 2022 Plan may also be accelerated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all our assets.

NOTE 10 – SUBSEQUENT EVENT

As of February 18, 2025, the Company sold 33,854 shares of common stock to a few investors and received cash consideration of $152,343.

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

Overview

BlueOne Card Inc., a Nevada corporation (the “Company”), through our relationship with our program manager, Expanse Financial Technologies, Inc. (the “Program Manager”), is a reseller of an all-in-one prepaid, branded card to be issued by the Program Manager which we believe has numerous user benefits. The Company terminated its relationship with EndlessOne Global, Inc. on or about December 18, 2023. Through our relationship with our new Program Manager, we are aiming to provide innovative pay-out solutions and prepaid cards to consumers. Unlike other prepaid card distributors and companies, we specifically aim to target 50 million customers who are unbanked, or non-bankable, and who have need to crossing international borders. The Program Manager’s platform has to be functional to derive revenues therefrom. Through strategic partnerships with banks, third-party processors, and global payment networks like Visa and MasterCard, we intend to deliver comprehensive financial services ranging from card issuing and processing to remittances and various innovative payment solutions.

Through our relationship with the Program Manager, we expect to earn revenues mostly through the sale of prepaid debit cards, and commissions derived from monthly fees charged to customers to the Program Manager provided by us for the issued general purpose reloadable prepaid card, reloading fees, ATM withdrawal fees, and card to card money transaction fees. We will be acting as independent sales representative of the Program Manager and we will not receive revenue from customer contracts, which will be executed with the Program Manager.

On December 13, 2024, we closed on the Stock Exchange and Acquisition Agreement (the “Agreement”) entered on October 25, 2024 with Millennium EBS, Inc., a New Jersey corporation (“MEI”) and Shinto Matthew, a sole shareholder owning 6,000,000 shares of common stock of MEI (the “Shareholder”). Pursuant to the Agreement, we acquired 3,600,000 shares of common stock of MEI (constituting 60% of the outstanding issued securities of MEI) owned by the Shareholder (the “MEI Shares”) in exchange (the “Exchange”) for 2,100,000 shares of our common stock (the “BCI Shares”). Subject to a 30-day grace period, we agreed to pay to the Shareholder $500,000 within 90 days of closing (the “Cash Consideration”). Closing was conditioned upon the filing of Articles of Exchange with the Nevada Secretary of State. On December 13, 2024, the Articles of Exchange were filed pursuant to approval of our Board of Directors, the Exchange closed, and the BCI shares were issued to the Shareholder of MEI. MEI is now a majority owned subsidiary of the Company. This acquisition positions the Company to emerge as a prominent payment hub and prepaid debit card provider, significantly expanding its reach and capabilities globally in the fintech sector. The acquisition includes ownership of the MEI Payment Hub, an advanced payment orchestration and modernization platform that efficiently manages payments across multiple networks. This strategic move will enhance the Company’s ability to deliver a unified payment hub platform for small and medium-sized financial institutions worldwide.

We are currently headquartered in Newport Beach, California and have a staff consisting of 12 employees and consultants to carry out Company’s operations.

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

On October 15, 2019, we executed a 1 for 100 reverse stock-split. On June 30, 2020, we executed another 1 for 100 reverse stock-split with a Certificate of Change and changed our trading symbol to “BCRD.” We filed a FINRA corporate action pursuant to FINRA Rule 6490 which was announced on the Daily List as of July 23, 2020.

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

The term of the Reseller Agreement is for five years. The Reseller Agreement is renewable by mutual consent of each of the parties for two-year terms unless either party provides written notice to the other party at least 180 days prior to the term of the Reseller Agreement. The Reseller Agreement may be terminated by either party upon a material breach of either party with the non-breaching party providing written notice to the breaching party and the breach remaining uncured with 30 days of the notice. The Reseller Agreement may also be terminated by either party by written notice if either party ceases to carry on as a going concern, becomes the object of the institution of voluntary or involuntary proceedings in bankruptcy, insolvency, or liquidation, makes an assignment for the benefit of creditors, or if a receiver is appointed with respect to all or a substantial part of its assets.

Our duties under the Reseller Agreement are to use our best efforts to promote and market the products of the Program Manager including but not limited to providing the first introduction of the products to prospective customers, conducting the preliminary qualification of prospective customers for the products of the Program Manager, conducting sales presentations and obtaining commitments from prospects, and distribution of the Program Manager’s collateral materials, as appropriate.

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

As of December 31, 2024, we made a payment of $42,500 towards the one-time fee of $60,000 as discussed above, for program implementation to the Program Manager towards implementation and customization fees for our program.

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

Significance of the Acquisition

The Millennium EBS Payment Hub has successfully enabled a major banking institution in Sri Lanka and Gayana to transition to ISO20022 standards and is now in use, showcasing its role as the ultimate solution for banks seeking scalability, compliance, and secure financial messaging. The platform integrates diverse payment systems into a cohesive framework, offering seamless multi-channel payment processing. This acquisition shifts BlueOne Card’s position from a planned leasing agreement to full ownership, enabling us to provide payment services directly to banks and generate significant revenue from financial institutions that utilize our platform.

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

Critical Accounting Policies and Estimates

We apply the following critical accounting policies and estimates in the preparation of our financial statements:

Inventory

Inventory is finished goods which consist of plastic prepaid debit cards and gift cards not yet loaded with funds. and is valued at the lower of cost or net realizable value using the specific identification method. The reported net value of inventory includes saleable prepaid debit cards and gift cards that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory.

Internal-Use Software

Costs incurred to develop internal-use software during the preliminary project stage are expensed as incurred. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the intended function. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of five years of the internal-use software development costs and related upgrades and enhancements. When the existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use.

The Company conducts a qualitative assessment of internal-use software impairment using the guidelines of ASC 350-40-35-1 Internal-Use Software. If impairment is indicated, then the Company conducts a quantitative impairment test under ASC 360 for long lived assets.

Long-lived Assets

In accordance with Accounting Standards Codification (“ASC”) ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets including internal-use software and intangible assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset.

Goodwill

Goodwill arising on a business combination represents the difference between the cost of acquisition and the Company’s consolidated interest in the fair value of the identifiable assets and liabilities of a subsidiary as at the date of acquisition. Goodwill is recognized as an asset and is not amortized but is reviewed for impairment at least annually. Any impairment is recognized immediately in the statement of operations and is not subsequently reversed.

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

Revenue Recognition

The Company’s revenue recognition policy is based on the revenue recognition criteria established under the Financial Accounting Standards Board – Accounting Standards Codification 606 “Revenue from Contracts with Customers” which has established a five-step process to govern contract revenue and satisfy each element is as follows:

(1) Identify the contract(s) with a customer.

(2) identify the performance obligations in the contract.

(3) determine the transaction price.

(4) allocate the transaction price to the performance obligations in the contract; and

(5) recognize revenue when or as you satisfy a performance obligation.

The Company records the revenue once all the above steps are completed.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the contract. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

The Company recognizes revenues from card sales when the product is deemed delivered to the customer, and the ownership/control is transferred. The Company will recognize revenue from card service fees and card transactions once the service or transaction is completed, respectively.

Subscription revenues are derived from contracts with customers for use of its subsidiary’s Millenium Payment Hub platform, which is available as a standalone product, but it can also be customized. Subscription revenue is recognized over time on a pro-rata basis over the applicable subscription contractual period, ranging from one month to five years.

Implementation revenues are derived from implementing our subsidiary’s Millenium Payment Hub platform, as a SaaS for customers requiring and/or requesting customization and includes: (i) assessing the scope; and (ii) providing services associated with designing, building, deploying and modifying the Customer Instance (including all other Customer Solutions). Such customization may include implementation of additional connectors, integration with other card issuing platforms, implementation of compliance features, development of a mobile application for end users, and enablement of international remittance capabilities. This includes all activities related to configuring, installing, and ensuring that the system is fully operational. Implementation revenues are recognized at the point in time when the implementation is finished, and the customer is able to use the system. Costs of each implementation are accumulated and capitalized until such time the implementation project has been completed, at which time the related implementation revenue is recognized and the costs of implementation are reclassified to cost of revenues.

Recent Accounting Pronouncements

See Note 2 of Notes to the Financial Statements contained in this Form 10-Q for management’s discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended December 31, 2024 Compared to the Three Months Ended December 31, 2023 (Unaudited)

Revenues and Cost of Sales

We recorded $60,947 in revenues from the implementation of internally generated software under Millenium Payment Hub platform for two customers for the three months ended December 31, 2024. We did not sell any prepaid debit or gift cards to the customers during the three months ended December 31, 2024. We sold 200 prepaid debit cards to our customers and recorded revenues of $1,000 during the three months ended December 31, 2023. respectively.

Costs of sales associated with the implementation of internally generated software under Millenium Payment Hub for services totaled $47,364 for the three months ended December 31, 2024. Cost of sales from the sale of prepaid debit/gift cards for the three months ended December 31, 2024 was $0, as compared to the cost of sales from the sale of prepaid debit/gift cards was $400 for three months ended December 31, 2023.

Operating Expenses

Operating expenses included legal, accounting and professional fees, all costs associated with marketing, advertising and promotion, research and development, rent, payroll, travel and other general and administrative expenses. We recorded operating expenses of $214,699 and $468,954 for the three months ended December 31, 2024 and 2023, respectively. The net decrease in operating expenses of $254,255 was primarily due to the decrease in advertising and marketing expenses of $97,384, decrease in consulting expenses of $33,982, decrease in research and development expense of $61,957, decrease in write-down of inventory of prepaid debit/gift cards of $52,305 due to the change in program manager platform, decrease in professional and filing fees of $24,150, offset by increase in amortization of acquired internal-use software of $10,860, increase in accounting and audit fees of $25,274 and increase in other general and administrative expenses of $20,611.

Other Income (Expense)

Other income included interest earned on the cash balance invested in the money markets account. We did not earn any interest income during the three months ended December 31, 2024 as compared to $2,163 in interest income earned due to the higher interest rates offered by the bank for the three months ended December 31, 2023. Interest expense related to financing the purchase of Company vehicle and credit card interest totaled $4,602 and $0 for the three months ended December 31, 2024 and 2023, respectively. Interest expense increased for the three months ended December 31, 2024 as compared to the same periods in 2023 as a result of financing the purchase of vehicle and credit card interest.

Noncontrolling interest

We recorded the noncontrolling interest of the loss in our majority-owned subsidiary Millenium EBS allocated to the noncontrolling interest owners of the subsidiary of $3,453 for the three months ended December 31, 2024. We did not have any subsidiary for the same comparable period in 2023.

Net Loss

We reported a net loss of $205,718 and $466,191 for the three months ended December 31, 2024 and 2023, respectively. The decrease in net loss was primarily due to the reduction in operating expenses incurred by us.

Results of Operations for the Nine Months Ended December 31, 2024 Compared to the Nine Months Ended December 31, 2023 (Unaudited)

Revenues and Cost of Sales

We recorded $60,947 in revenues from the implementation of internally generated software under Millenium Payment Hub platform for two customers for the nine months ended December 31, 2024. We did not sell any prepaid debit or gift cards to the customers during the nine months ended December 31, 2024. We sold 800 prepaid debit cards to our customers and recorded revenues of $4,000 during the nine months ended December 31, 2023, respectively.

Costs of sales associated with the implementation of internally generated software under Millenium Payment Hub for services totaled $47,364 for the three months ended December 31, 2024. Cost of sales from the sale of prepaid debit/gift cards for the three months ended December 31, 2024 was $0, as compared to the cost of sales from the sale of prepaid debit/gift cards was $1,600 for the nine months ended December 31, 2023.

Operating Expenses

Operating expenses included legal, accounting and professional fees, all costs associated with marketing, advertising and promotion, research and development, rent, payroll and other general and administrative expenses. We recorded operating expenses of $702,120 and $1,217,835 for the nine months ended December 31, 2024 and 2023, respectively. The net decrease in operating expenses of $515,715 was primarily due to the decrease in advertising and marketing expenses of $351,120, decrease in write-down of inventory of prepaid debit/gift cards of $52,305 due to the change in program manager platform, decrease in consulting expenses of $54,705, decrease in professional and filing fees of $29,150, decrease in research and development expense of $61,957, and decrease in travel expense of $9,820, offset by increase in accounting and audit fees of $50,640, increase in amortization of acquired internal-use software of $10,860, increase in payroll expense of $14,066, and increase in other general and administrative expenses of $48,002.

Other Income (Expense)

Other income included interest earned on the cash balance invested in the money markets account. We did not earn any interest income during the nine months ended December 31, 2024 as compared to $11,120 in interest income earned due to the higher interest rates offered by the bank for the nine months ended December 31, 2023. Interest expense related to financing the purchase of Company vehicle and credit card interest totaled $10,601 and $41 for the nine months ended December 31, 2024 and 2023, respectively. Interest expense increased for the nine months ended December 31, 2024 as compared to the same periods in 2023, as a result of financing the purchase of vehicle and credit card interest.

Noncontrolling Interest

We recorded the noncontrolling interest of the loss in our majority-owned subsidiary Millenium EBS allocated to the noncontrolling interest owners of the subsidiary of $3,453 for the nine months ended December 31, 2024. We did not have any subsidiary for the same comparable period in 2023.

Net Loss

We reported a net loss of $699,138 and $1,204,356 for the nine months ended December 31, 2024 and 2023, respectively. The decrease in net loss was primarily due to the reduction in operating expenses incurred by us.

Liquidity and Capital Resources

Liquidity and Capital Resources for the nine months ended December 31, 2024 and 2023, respectively:

	December 31, 2024	December 31, 2023
Summary of Cash Flows:
Net cash used in operating activities	$(294,054)	$(948,127)
Net cash used in investing activities	-	(791,345)
Net cash provided by financing activities	223,000	1,210,000
Net (decrease) in cash	(71,054)	(529,472)
Cash – Beginning of the period	75,063	668,118
Cash – End of the period	$4,009	$138,646

Operating Activities

Cash used in operating activities for the nine months December 31 2024 was $294,054 primarily as a result of net loss of $699,138, depreciation and amortization of $96,529, non-cash rent expense of $2,193, amortization of internal-use software of $10,860, and a net increase in operating assets and liabilities of $295,502 due to increase in accounts receivable of $60,900, increase in accounts payable and accrued liabilities of $210,774, increase in compensation payable to officer of $154,729, and decrease in related party payables of $9,101.

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

Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2024 was $0. Net cash used in investing activities for the nine months ended December 31, 2023 totaled $791,345 due to cash paid for purchase of internal-use software development of $405,791, purchase of property and equipment of $333,249 and loan advanced to a third party of $52,305.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2024, was $223,000 consisting of cash received from sale of common stock of $205,000, and cash received from stock subscriptions of $18,000. Net cash provided by financing activities for the nine months ended December 31, 2023 was $1,210,000 consisting of cash received from sale of common stock of $1,210,000.

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

Our plans to finance our operations include seeking equity and debt financing, alliances or other partnership agreements, or other business transactions that would generate sufficient resources to ensure continuation of our operations.

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

Going Concern

These condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company recorded a net loss of $699,138, net cash flows used in operating activities of $294,054 for the nine months ended December 31, 2024, and has an accumulated deficit and working capital deficit of $4,567,437 and $1,503,559, as of December 31, 2024. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these condensed consolidated financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage and Capital Resources

We have devoted substantially all of our efforts to business planning since our inception on July 6, 2007. Accordingly, we are considered to be in the development stage. We have not generated any revenues from our operations on a commercial scale and we will not commence generating revenues until sometime during the first calendar quarter of 2025.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of SEC’s Regulation S-K. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Currently, there is only one officer and two independent directors, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer (who also serves as the principal financial and accounting officer) believes that the Company’s disclosure controls and procedures are not effective as of December 31, 2024 due to the material weaknesses in internal control over financial reporting. We noted deficiencies involving lack of segregation of duties, lack of internal control documentation that we believe to be material weaknesses. Other material weaknesses include lack of monitoring controls over the evaluation of impairment of intangibles and long-lived assets.

Changes in Internal Control over Financial Reporting

Other than the deficiencies as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2024, the Company sold 11,250 shares of common stock for a total cash consideration of $45,000. In addition, the Company received from an investor $18,000 in cash for stock subscriptions. The Company did not issue the common shares to the investor as of December 31, 2024.

The shares of common stock were issued and sold pursuant to exemptions from the registration requirements of Section 5 of the Securities Act contained in Section 4(a)(2) and/or Regulation D thereof. No sales commissions were paid in connection with the sales of these securities and no general solicitation was used.

Item 5. Other Information.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BlueOne Card, Inc.

Date:	February 19, 2025	/s/ James Koh
James Koh
(Principal Executive Officer and Principal Financial and Accounting Officer)

