Form 10-K
period 2025-03-31
BlueOne Card, Inc.
filed 2025-08-27
CIK 1496690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold and issued, was $17,169,722 on September 30, 2024.

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at August 27, 2025 was 14,274,670.

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

Overview

BlueOne Card Inc. (OTQX: BCRD), a Nevada corporation (the “Company” or “BlueOne”), is a publicly traded financial technology company undergoing a significant strategic transformation. Following the acquisition of Millennium EBS Inc. (“Millennium”), a sophisticated fintech platform provider, we have evolved from our foundational business in prepaid card program management to now a diversified, global provider of advanced payment infrastructure solutions for banks, financial institutions (FIs), and emerging fintech companies.

Our mission is to empower financial organizations worldwide to modernize their payment systems, accelerate innovation, and meet complex regulatory requirements with our agile, scalable, and compliant technology platforms. We operate at the intersection of regulatory compliance and payment innovation, positioning the Company to capitalize on major, non-discretionary shifts in the global financial landscape.

Strategic Transformation: The Millennium EBS Inc. Acquisition

The acquisition of Millennium EBS represents a pivotal event in the Company’s history, fundamentally re-shaping our business model and growth trajectory. Millennium brings a proprietary, state-of-the-art technology platform and deep domain expertise in critical areas of financial technology. This acquisition has immediately expanded our total addressable market and shifted our primary focus toward the high-growth, business-to-business (B2B) in the traditional banking, payments and the fintech sector. Our strategy is now centered on leveraging the Millennium platform to deliver a comprehensive suite of “Payment Hub” related services.

Our Core Offerings and Solutions

Our operations are now organized around two principal service lines:

1. Fintech and Payment Hub Solutions (via Millennium EBS)

This is our primary engine for growth and innovation. The Millennium EBS platform provides the infrastructure that enables banks, financial institutions, processors and fintechs to manage, process, and optimize payment flows efficiently. Key solutions include:

●	Payment Hub and Orchestration Platform: A centralized solution that allows banks and FIs to streamline all payment types (e.g., ACH, wire, card, real-time payments) through a single, integrated hub. This reduces operational complexity, lowers costs, and enhances flexibility.
●	ISO20022 Migration and Compliance: The global financial industry is undergoing a mandatory transition to ISO 20022, a new, data-rich messaging standard. This transition presents a significant technological challenge for most banks. Millennium’s platform is designed to act as an accelerator, helping institutions fast-track their ISO 20022 adoption, meet compliance deadlines, and unlock the value of enriched data which can be used within all platforms at financial institutions and other service providers.
●	Remittance-as-a-Service (RaaS): We provide a turnkey platform for fintech companies and other businesses seeking to launch and operate cross-border remittance services, significantly lowering their barrier to entry and accelerating time-to-market.

2. Remittance Program via BlueOne Pay

BlueOne Card intends to introduce BlueOne Pay, a platform which will enable a seamless, low-cost conversion of stablecoin USDT (Tether) into USD, delivering funds through bank transfers, prepaid cards, or cash pick up. After customers are verified under KYC in compliance with regulatory standards (one-time verification), they will be able to send USDT to a BlueOne Pay wallet address, where BlueOne will then convert the widely used USDT to USD using either our liquidity provider or exchange partner.

This is a cost-effective solution than traditional bank wires or SWIFT, considering many users and underserved groups receive crypto currency, but lack ways to convert it into USD. Moreover, BlueOne’s remittance program via BlueOne Pay, is designed to comply with U.S. financial institutions and regulations, and also under the current Trump administration endorsing pro-innovation regulatory environment, stablecoins such as USDT are becoming increasingly accepted as payment and for remittance. The Trump administration has expressed support for U.S. dollar backed stablecoins, provided it is fully backed and regulated which will allow stablecoin remittance and fintech growth. BlueOne Card’s remittance program is structured to meet these standards.

Market Opportunity and Growth Strategy

We are positioned to capitalize on powerful, long-term trends in the global financial services industry, including the mandatory transition to ISO 20022, the modernization of legacy banking systems, and the growth in digital remittances. Our growth strategy is focused on global expansion, targeting banks and financial institutions in North America, Europe, and Asia.

Regarding remittance, more than $150 billion outbound remittances are sent annually in the U.S., and over 500 million people are globally utilizing and own crypto assets including USDT. USDT is the most widely used stablecoin, with a daily trading volume exceeding $70 billion.

The target demographic including the underbanked, freelancers, immigrants, and digital nomads prefer USDT compared to the timely and more costly SWIFT, and this will lead to global revenue generation with BlueOne Pay with FX cost and remittance fees.

Recent Developments and Key Partnerships

To execute our strategy, we have recently secured key commercial agreements that validate our technology and market approach:

Abeam Consulting: We have formed a strategic partnership with a global business consulting firm, Abeam Consulting, to leverage their extensive network of banking clients to promote and implement our ISO 20022 and Payment Hub solutions. Millennium EBS is in discussions to form a strategic partnership with a Fortune 500 company that serves over 600 financial institutions in more than 140 countries. The goal of this collaboration is to expand the global reach and implementation of our ISO 20022-compliant Payment Hub platform, enabling financial institutions to modernize their payment infrastructure, meet regulatory requirements, and streamline cross-border transactions.

Ongoing ISO 20022 Implementations

We have secured an engagement with a large commercial bank in Nepal to facilitate its transition to the ISO 20022 standard, serving as a critical reference case in the South Asian market. This transaction also expected to bring more banks as Millennium’s customers. Other areas currently focused are Sri Lanka (where we are currently providing services), Middle East and Arica.

We are currently head headquartered in Newport Beach, California.

Background

BlueOne Card, Inc. (formerly known as “Avenue South Ltd.,” “TBSS International, Inc.,” or “Manneking Inc.”) was incorporated on July 6, 2007, under the laws of the State of Nevada. We started our business as a retailer and importer of domestic home furnishings from Hong Kong. On September 30, 2011, we changed our name to TBSS International, Inc. and got engaged in gold mining and drilling and general construction.

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

Effective October 25, 2024, we entered into the Stock Exchange and Acquisition Agreement with Millennium and Shinto Matthew, a shareholder owning 6,000,000 shares of Common Stock of Millennium. Pursuant to the agreement, we would acquire 3,600,000 shares of Common Stock of Millennium (constituting 60% of the outstanding equity securities of Millennium) owned by Mr. Matthew (the “MEI Shares”) in exchange (the “Exchange”) for 2,100,000 shares of Common Stock of the Company (the “BCI Shares”). Subject to a 30-day grace period, the Company agreed to pay to Mr. Matthew $500,000 within 90 days of closing  (the “Cash Consideration”). On December 13, 2024, the Articles of Exchange were filed, pursuant to approval of the Company’s Board of Directors, the Exchange closed, and the BCI Shares were issued to Mr. Matthew. Millennium is now a subsidiary of the Company. On March 1, 2025, the Company and Mr. Matthew mutually agreed to extend the Cash Consideration payment date to December 31, 2025.

Marketing of Products and Services

We market our products and services through an extensive network of sales representatives and through our website, www.blueonecard.com. We plan to modify the website to blueonepay.com for the remittance and digital payments and crypto currencies

Intellectual Property

All intellectual property required for the operation of our business is provided through BlueOne Card and Millenium EBS.

Employees

As of August 15, 2025, we had two full-time employees, Mr. James Koh, our Chief Executive Officer and Mr. Shinto Matthew, our Chief Scientific Officer. At any given time, we engage 8-10 independent contractors who have very extensive experience in operations, compliance and risk management and marketing.

On December 1, 2020, BlueOne Card entered into an Employment Agreement with James Koh, our President and CEO. The terms of the agreement are stated in PART III, Item 11 “Executive Compensation” section.

On October 31, 2024, Millenium EBS entered into a consulting agreement with Shinto Matthew, our Chief Scientific Officer. The terms of the agreement are stated in PART III, Item 11 “Executive Compensation” section.

Competition

The remittance business is an old business that has been around for hundreds of years and is still profitable as you see new fintech companies entering various niches. Our focus on a handful of countries allows us to use our proprietary technology and knowledge by managing the fx cycle internally which will allow us lower costs than most of the players in the market

Government Regulations

We will be partnering with banks, fintech companies and MSB’s to be able to leverage their licenses. Once we generate volumes that will sustain the ability to economically use our own license BCRD will obtain our own licenses. In the initial stage we will require a percentage of our cash and securities to be held as a deposit with parties whose licenses we will have access to.

U.S. Securities Laws

We are subject to regulations by U.S. federal and state securities laws as a public company, including the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

SEC Reporting

We are an OTCQX issuer filing current, public information with OTC Markets Group Inc. electronic quotation venue under the trading symbol “BCRD” Through our Exchange Act filings with the SEC. There is a highly illiquid nature in investing in our common stock.

We are a fully reporting public reporting company filing reports, proxy statements, information statements and other information with the SEC. You may read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on its Public Reference Room. Our SEC filings will also be available to the public from commercial document retrieval services, and at the website maintained by the SEC at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Our business is dependent upon our contractual relationship with our license partners, and, if the licenses are terminated or suspended, this can cause risks to our business like trust, reliability, etc. We plan to add a second license holder in each market within a few months of launching the products.

Our platform(s) may cause our business to fail because of data integrity issues, hacking, etc.

Our platform is currently being set up with BlueOne Cards and Millenium EBS business programs. Prolonged functionality or banking delays could have a material adverse effect on our business.

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

Our future success depends upon the active and effective promotion of our products and services by retail distributors, but their interests and operational decisions might not always align with our interests.

Due to the fact that most of our revenues will be derived from commissions from the sale of our products and services, future revenue growth depends on our ability to retain and attract new long-term users of the products.

Our ability to increase account usage and account holder retention and to attract new long-term users of our products can have a significant impact on our operating revenues. We may be unable to generate increases in account usage, account holder retention or attract new long-term users of our products for a number of reasons, including if our agents are unable to maintain its existing distribution channels, predict accurately consumer preferences or industry changes and to modify their products and services on a timely basis in response thereto, produce new features and services that appeal to existing and prospective customers, and influence account holder behavior through marketing and loyalty retention and usage incentives. Our results of operations could vary materially from period to period based on the degree to which we are successful in increasing usage and retention and attracting long-term users of our products.

The industries in which we compete are highly competitive, which could adversely affect our results of operations.

The industries in which we compete are highly competitive and subject to rapid and significant changes. Due to our relationships with the license holders and as a seller of our various products, we compete against companies and financial institutions across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries and may compete with others in the market who may in the future provide offerings similar to those of the incumbents, and, particularly, our EBS platform competes with vendors who may provide program management and other services though a platform similar to its Backend as a Service (“BaaS”) platform. These and other competitors in the banking and electronic payments industries are introducing innovative products and services that may compete with some of our products. We expect that this competition will continue as the banking and electronic payments industries continue to evolve, particularly if non-traditional payments processors and other parties gain greater market share in these industries. If we are unable to differentiate our products and platform from and successfully compete with those of our competitors, our business, results of operations and financial condition will be materially and adversely affected.

Many existing and potential competitors are entities substantially larger in size, more highly diversified in revenue and substantially more established with significantly more broadly known brand awareness than ours. As such, many of our competitors can leverage their size, robust networks, financial wherewithal, brand awareness, pricing power and technological assets to compete with us. We could also experience increased price competition as a result of new entrants offering free or low-cost alternatives to our products and services. If this happens, we expect that the purchase and use of our products and services could decline. If price competition materially intensifies, we may have to increase the incentives that we offer to our retail distributors and decrease the prices of our products and services, any of which would likely adversely affect our results of operations.

Our long-term success depends on our ability to compete effectively against existing and potential competitors that seek to provide banking and electronic payment products and services. If we fail to compete effectively against these competitors, our revenues, results of operations, prospects for future growth and overall business could be materially and adversely affected.

Fraudulent and other illegal activity involving partners’ products and services could lead to reputational damage to us, reduce the use and acceptance of remittances and reload network, and may adversely affect our financial position and results of operations.

Criminals are using increasingly sophisticated methods to engage in illegal activities using deposit account products (including prepaid cards), reload products, or customer information. Illegal activities involving the products and services often include malicious social engineering schemes. Illegal activities may also include fraudulent payment or refund schemes and identity theft. A single significant incident of fraud, or increases in the overall level of fraud, involving the other products and services, could in the future result in reputational damage to us. Such damage could reduce the use and acceptance of the remittance of products, and other products and services, cause retail distributors to cease doing business with us or lead to greater regulation that would increase compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines which could adversely affect our business, results of operations and financial condition.

The platform operates in a highly regulated environment, and failure by it, the banks that offer the currency pairs, and the businesses that participate in it reloads network to comply with applicable laws and regulations could have an adverse effect on our business, financial position and results of operations.

The system operates in a highly regulated environment, and failure by it, the banks or the businesses that participate in it reloads network or other business partners to comply with the laws and regulations to which it is subject could negatively impact our business. The product is subject to state money transmission licensing requirements and a wide range of U.S. federal and other state laws and regulations. In particular, our products and services are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities. For example, we may be subject to the anti-money laundering reporting and recordkeeping requirements the Bank Secrecy Act (“BSA”), as amended by the PATRIOT Act. In addition, legal requirements relating to the collection, storage, handling, use, disclosure, transfer, and security of personal data continue to increase, along with enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations.

Many of these laws and regulations are evolving, can be unclear and inconsistent across various jurisdictions, and ensuring compliance with them is difficult and costly. Failure by us or those businesses to comply with the laws and regulations to which they are or may become subject could result in fines, penalties or limitations on our ability to conduct our business, or federal or state actions, any of which could significantly harm us and our reputation with consumers, banks and regulators, and could materially and adversely affect our business, operating results and financial condition.

Changes in the laws and regulations to which our business is subject, or to which they may become subject, may increase our costs of operation, decrease our operating revenues and disrupt our business.

The banking, financial technology, and transaction processing service industries are highly regulated and, from time to time, the regulations affecting these industries, and the manner in which they are interpreted, are subject to change and legal action. Accordingly, changes in laws and regulations or the interpretation or enforcement thereof may occur that could increase our compliance and other costs of doing business, require significant systems redevelopment, or render our products or services less profitable or obsolete, any of which could have an adverse effect on our results of operations. For example, we could face more stringent anti-money laundering rules and regulations, as well as more stringent licensing rules and regulations, compliance with which could be expensive and time consuming. In addition, adverse rulings relating to the industries in which the Company participates in the countries in which it and we operate could cause our products and services to be subject to additional laws and regulations, which could make our products and services, of which we are a reseller, less profitable.

If additional regulatory requirements could be imposed on the sale of our products and services, the requirements could lead to a loss of retail distributors, which, in turn, could materially and adversely impact on our operations. Moreover, if our products are adversely impacted by the interpretation or enforcement of these regulations or we or any of our retail distributors were unwilling or unable to make any such operational changes to comply with the interpretation or enforcement thereof, we would no longer be able to resell the our products and services through that noncompliant retail distributor, which could have a material adverse effect on our business, financial position and results of operations.

From time to time, international, U.S. federal and state legislators and regulatory authorities, including state attorneys general, increase their focus on the banking and consumer financial services industries and may propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for financial institutions and financial services companies.

If new regulations or laws result in changes in the way our business is regulated, these regulations could expose us to increased regulatory oversight, more burdensome regulation of its business, and increased litigation risk, each of which could increase our costs which may decrease our operating revenues. Furthermore, limitations placed on fees we charge or the disclosures that must be provided with respect to our products and services could increase our costs and may decrease our operating revenues.

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

A data security breach could expose us to liability and protracted and costly litigation and could adversely affect its and our reputation and operating revenues.

We and our retail distributors, network acceptance members, third-party processors and the merchants that receive, transmit and store confidential customer and other information in connection with the sale and use of our products and services. Our encryption software and the other technologies that uses to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches by third parties. The risk of unauthorized circumvention of its security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. Our network acceptance members, other business partners, third-party processors that accept the our services may experience similar security breaches involving the receipt, transmission and storage of confidential customer and other information. Improper access to our or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information.

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

We may be subject to securities class actions and other litigation or regulatory or judicial proceedings or investigations. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. The monetary and other impact of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a material adverse effect on our business, operating results, or financial condition. If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact on our relationships with retail distributors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact on our Common Stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. The outcome of any such litigation is difficult to predict and the cost to defend, settle or otherwise resolve these matters may be significant. For the foregoing reasons, if regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, our business, results of operations and financial condition could be adversely affected, or our stock price could decline.

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

The electronic payments industry, including the prepaid financial services segment within that industry, depends heavily upon the overall level of consumer spending. If conditions in the U.S. become uncertain or deteriorate, we may experience a reduction in the number of our accounts that are purchased or reloaded, the number of transactions involving the Company’s prepaid, branded cards and the use of our reload network and related services. A sustained reduction in the use of the Millenium EBS’s products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, would materially harm our business, results of operations and financial condition.

We must be able to operate and scale our technology effectively.

Millenium EBS’s ability to continue to provide its products and services to network participants, as well as to enhance its existing products and services and offer new products and services, is dependent on its information technology systems. If Millenium EBS is unable to manage and scale the technology associated with its business effectively, it could experience increased costs, reductions in system availability and losses of its network participants. Any failure of our systems in terms of scalability and functionality would adversely impact our business, financial condition and results of operations.

We are highly dependent on the services of our key executives, the loss of whom could materially harm our business and our strategic direction. If we lose key management or significant personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in our compensation costs, our business may materially suffer.

We are highly dependent on our management team, specifically James Koh and Shinto Matthew. We have an employment agreement in place with Mr. Koh and Mr. Matthew. If we lose our key employee(s), our business may suffer. Furthermore, our future success will also depend, in part, on the continued service of our management personnel and our ability to identify, hire, and retain additional key personnel. We do not carry “key-man” life insurance on the lives of any of our executives, employees or advisors. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly.

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

We may not be able to raise needed cash in a timely basis on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our Common Stock. In addition, if we were to raise cash through debt financing, the terms of the financing might impose additional conditions or restrictions on our operations that could adversely affect our business. If we require new sources of financing but they are insufficient or unavailable, we would be required to modify our operating plans to take into account the limitations of available funding, which would harm our ability to maintain or grow our business.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. We have in the past and may in the future discovered areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action, and could require us to restate our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.

Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report on our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior period financial statements. Accounting standard-setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC and banking regulators) may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the need to revise and republish prior period financial statements.

Risks Related to Our Financial Condition

There are doubts about our ability to continue as a going concern.

We are a development stage enterprise and have recently commenced planned principal operations. We have not yet generated any significant revenues and have suffered operating losses since July 6, 2007 (Inception Date) to date. We recorded a net loss attributable to BlueOne Card, Inc. common stockholders of $1,051,243, net cash flows used in operating activities of $301,859 for the year ended March 31, 2025, and have an accumulated deficit of $4,922,995 and working capital deficit of $1,703,356, as of March 31, 2025. These factors, among others, raise a substantial doubt regarding our ability to continue as a going concern. The continuation of our business as a going concern is dependent upon the continued financial support from its shareholders, our ability to obtain necessary financing to continue operations, and the attainment of profitability. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

We intend to overcome the circumstances that impact on our ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however, we may not have commitments from third parties for sufficient amount of additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital, when needed, could limit our ability to continue our operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations, and stock price and require us to curtail or cease operations, sell off our assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of our Common Stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary, to raise additional funds, and may require that we relinquish valuable rights.

Our management has limited experience of operating a public company and is subject to the risks commonly encountered by early-stage companies.

Although our management has experience of operating in small companies, our management has not had to manage expansion while being a public company. Many investors may treat us as an early-stage company. In addition, our management has not overseen a company with large growth. Because we have a limited operating history, our operating prospects should be considered in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. These risks include:

●	risks that we may not have sufficient capital to achieve our growth strategy;

●	risks that we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers’ requirements; and

●	risks that our growth strategy may not be successful;

These risks are described in more detail herein. Our future growth will depend substantially on our ability to address these, and the other risks described herein. If we do not successfully address these risks, our business could be significantly harmed.

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

We have not yet produced a net profit and may not in the near future, if at all. While we expect to earn revenues and grow, we have not achieved profitability and cannot be certain that we will be able to sustain our current growth rate or realize sufficient revenue to achieve profitability. Our ability to continue as a going concern may be dependent upon raising capital from financing transactions, generating revenues throughout the year and keeping operating expenses below revenue levels in order to achieve positive cash flow, none of which can be assured.

We may be unable to manage growth, which may impact on our potential profitability.

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

We estimate that it will cost approximately $500,000 annually to maintain the proper management and financial controls for our filings required as a public reporting company. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

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

The market price for our Common Stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history, and lack of revenue, which could lead to wide fluctuations in our share price. The price at which a shareholder purchases our shares may not be indicative of the price that will prevail in the trading market. Our shareholders may be unable to sell their shares at or above the purchase price, which may result in substantial losses to our shareholders.

The market for our shares of Common Stock is characterized by significant price volatility when compared to seasoned issuers and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our shares are sporadically traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares is sold into the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative investment due to, among other matters, our limited operating history and lack of significant revenue or profit to date, and the uncertainty of future market acceptance of our products and services. As a consequence of this enhanced risk, more risk-averse investors may, under fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the securities of a seasoned issuer. The following factors may add to the volatility in the price of our shares: actual or anticipated variations in our quarterly or annual operating results, government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures, our capital commitments, and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our shares regardless of operating performance. We cannot make any predictions or projections as to what the prevailing market price for our shares will be at any time, including as to whether our shares will sustain their current market prices, or as to what effect the sale of shares or the availability of shares for sale at any time will have on the prevailing market price.

We do not expect to pay dividends in the future; any return on investment may be limited to the value of our Common Stock.

We do not currently anticipate paying cash dividends on our Common Stock in the foreseeable future. The payment of dividends on Common Stock will depend on earnings, financial condition and other business and economic factors affecting it at such times as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increase our capital base and development and marketing efforts. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our Common Stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors. If we do not pay dividends, our Common Stock may be less valuable because a return on investment will only occur if our stock price is appreciated.

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

Cybersecurity is an important aspect of our business operations, and we are committed to protecting our systems, data, and the information of our clients and stakeholders. We recognize that cybersecurity threats are constantly evolving and that maintaining robust security measures is an ongoing process. Below is an overview of our cybersecurity risk management and the measures we have in place:

●	Governance and Oversight: Our Board of Directors and senior management are actively involved in overseeing our cybersecurity policies and practices and managing those responsible for coordinating and implementing cybersecurity initiatives across the organization.

●	Risk Assessment and Management: We conduct risk assessments to identify potential cybersecurity threats and vulnerabilities. This includes evaluating the likelihood and potential impact of various threats, such as data breaches, malware attacks, and insider threats. Based on these risk assessments, we develop and implement risk management strategies to mitigate identified risks.

●	Information Security Policies and Procedures: We have established information security policies and procedures that govern the use, protection, and handling of sensitive information. These policies cover areas such as data encryption, access controls, password management, incident response, and employee training.

●	Network and Infrastructure Security: We employ a range of technical measures to secure our network and infrastructure, including firewalls, intrusion detection and prevention systems, and vulnerability assessments. We also use encryption to protect data both in transit and at rest.

●	Employee Training and Awareness: We provide cybersecurity training to employees to raise awareness of the latest threats and best practices for protecting sensitive information. This includes training on how to recognize phishing attempts, handling secure data, and reporting security incidents.

●	Third-Party Risk Management: We assess the cybersecurity practices of our third-party vendors and service providers, including conducting due diligence on vendors before engaging their services and monitoring their compliance with our security requirements.

●	Compliance and Reporting: We comply with all applicable laws and regulations related to cybersecurity, including data protection and privacy laws.

While we believe that our current cybersecurity measures are robust, we recognize that the cybersecurity landscape is constantly evolving, and we remain vigilant in monitoring and adapting our practices to address emerging threats. We are committed to maintaining the confidentiality, integrity, and availability of our systems and data and to protecting the interests of our clients and stakeholders.

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

On October 26, 2020, we executed a non-cancellable operating lease agreement for our principal office for a monthly rent of $5,500 with the lease commencing on November 1, 2020 for a period of 12 months. We paid a security deposit of $5,500 on October 28, 2020. On November 25, 2021, the Company amended the terms of the operating lease agreement to be on a month-to-month basis and agreed to increase the security deposit to $6,500 and a monthly lease payment of $6,500.

On April 13, 2023, we executed a multi-tenant shopping center lease for a sales office for a monthly rent of $2,196 for a term of three years and two months. The rent is payable on the first day of the opening of business or 60 days after the commencement date. The lease required a monthly common area maintenance expense of $1,531 and a security deposit of $4,391.

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

	Quarter	High	Low
FISCAL YEAR ENDING MARCH 31, 2026	First	$6.25	$5.00

	Quarter	High	Low
FISCAL YEAR ENDED MARCH 31, 2025	First	$5.93	$5.15
	Second	$5.49	$5.49
	Third	$6.25	$5.16
	Fourth	$6.49	$5.93

	Quarter	High	Low
FISCAL YEAR ENDED MARCH 31, 2024	First	$8.75	$5.00
	Second	$5.25	$4.50
	Third	$5.75	$5.05
	Fourth	$5.75	$5.75

Dividends

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

Holders of Record

As of August 27, 2025, an aggregate of 14,274,670 shares of our Common Stock were issued and outstanding and were owned by approximately 135 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

Unregistered Sales of Equity Securities

From January 2, 2025 to March 31, 2025, we sold 34,556 shares of common stock to 32 investors for gross proceeds of $153,250.

The shares of common stock were issued and sold pursuant to exemptions from the registration requirements of Section 5 of the Securities Act contained in Section 4(a)(2) and/or Regulation D thereof. No sales commissions were paid in connection with the sales of these securities, and no general solicitation was carried out.

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

Cautionary Note Concerning Factors That May Affect Future Results

This Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with the SEC in materials delivered to shareholders and in press releases. In addition, the Company’s representatives may from time to time make forward-looking oral statements.

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

Overview

BlueOne Card, Inc. is a publicly traded financial technology company undergoing a significant strategic transformation. Following our acquisition of Millennium EBS (“Millennium”), a sophisticated fintech platform provider, we have evolved from our foundational business in prepaid card program management to now a diversified, global provider of advanced payment infrastructure solutions for banks, financial institutions (FIs), and emerging fintech companies.

Our mission is to empower financial organizations worldwide to modernize their payment systems, accelerate innovation, and meet complex regulatory requirements with our agile, scalable, and compliant technology platforms. We operate at the intersection of regulatory compliance and payment innovation, positioning the Company to capitalize on major, non-discretionary shifts in the global financial landscape.

Strategic Transformation: The Millennium EBS Inc. Acquisition

The acquisition of Millennium EBS represents a pivotal event in the Company’s history, fundamentally replacing our business model and growth trajectory. Millennium brings a proprietary, state-of-the-art technology platform and deep domain expertise in critical areas of financial technology. This acquisition has immediately expanded our total addressable market and shifted our primary focus toward the high-growth, business-to-business (B2B) in the traditional banking, payments and the fintech sector. Our strategy is now centered on leveraging the Millennium EBS platform to deliver a comprehensive suite of “Payment Hub” related services.

Our Core Offerings and Solutions

Our operations are now organized around two principal service lines:

1. Fintech and Payment Hub Solutions (via Millennium EBS) This is our primary engine for growth and innovation. The Millennium platform provides the infrastructure that enables Banks, financial institutions, processors and fintechs to manage, process, and optimize payment flows efficiently. Key solutions include:

●	Payment Hub and Orchestration Platform: A centralized solution that allows banks and FIs to streamline all payment types (e.g., ACH, wire, card, real-time payments) through a single, integrated hub. This reduces operational complexity, lowers costs, and enhances flexibility.

●	ISO20022 Migration and Compliance: The global financial industry is undergoing a mandatory transition to ISO 20022, a new, data-rich messaging standard. This transition presents a significant technological challenge for most banks. Millennium’s platform is designed to act as an accelerator, helping institutions fast-track their ISO 20022 adoption, meet compliance deadlines, and unlock the value of enriched data which can be used within all platforms at financial institutions and other service providers.

●	Remittance-as-a-Service (RaaS): We provide a turnkey platform for fintech companies and other businesses seeking to launch and operate cross-border remittance services, significantly lowering their barrier to entry and accelerating time-to-market.

2. Remittance Program via BlueOne Pay

BlueOne Card will now introduce BlueOne Pay, a platform which will enable a seamless, low-cost conversion of stablecoin USDT (Tether) into USD, delivering funds through bank transfers, prepaid cards, or cash pick up. After customers are verified under KYC in compliance with regulatory standards (one-time verification), they will be able to send USDT to a BlueOne Pay wallet address, where BlueOne will then convert the widely used USDT to USD using either our liquidity provider or exchange partner.

This is a cost-effective solution than traditional bank wires or SWIFT, considering many users and underserved groups receive crypto currency, but lack ways to convert it into USD. Moreover, BlueOne’s remittance program via BlueOne Pay, is designed to comply with U.S. financial institutions and regulations, and also under the current Trump administration endorsing pro-innovation regulatory environment, stablecoins such as USDT are becoming increasingly accepted as payment and for remittance. The Trump administration has expressed support for U.S. dollar backed stablecoins, provided it is fully backed and regulated which will allow stablecoin remittance and fintech growth. BlueOne Card’s remittance program is structured to meet these standards.

Market Opportunity and Growth Strategy

We are positioned to capitalize on powerful, long-term trends in the global financial services industry, including the mandatory transition to ISO 20022, the modernization of legacy banking systems, and the growth in digital remittances. Our growth strategy is focused on global expansion, targeting banks and financial institutions in North America, Europe, and Asia.

Regarding remittance, more than $150 billion outbound remittances are sent annually in the U.S., and over 500 million people are globally utilizing and own crypto assets including USDT. USDT is the most widely used stablecoin, with a daily trading volume exceeding $70 billion.

The target demographic including the underbanked, freelancers, immigrants, and digital nomads prefer USDT compared to the timely and more costly SWIFT, and this will lead to global revenue generation with BlueOne Pay with FX cost and remittance fees.

Recent Developments and Key Partnerships

To execute our strategy, we have recently secured key commercial agreements that validate our technology and market approach:

●	Abeam Consulting (Word’s Best Management Consulting Firms 2024, Selection by U.S. Forbes Magazine): We have formed a strategic partnership with a global business consulting firm, Abeam Consulting, to leverage their extensive network of banking clients to promote and implement our ISO 20022 and Payment Hub solutions.

●	Ongoing ISO 20022 Implementations: We have secured an engagement with a large commercial bank in Nepal to facilitate its transition to the ISO 20022 standard, serving as a critical reference case in the South Asian market. This deal also expected bring more banks as Millennium’s customer. Other areas currently focused is Sri-Lanka, Middle East and Arica.

●	Millennium EBS is in discussions to form a strategic partnership with a Fortune 500 company that serves over 600 financial institutions in more than 140 countries. The goal of this collaboration is to expand the global reach and implementation of our ISO 20022 compliant Payment Hub platform, enabling financial institutions to modernize their payment infrastructure, meet regulatory requirements, and streamline cross-border transactions.

Background

BlueOne Card, Inc. (formerly known as “Avenue South Ltd.,” “TBSS International, Inc.,” or “Manneking Inc.”) was incorporated on July 6, 2007, under the laws of the State of Nevada. We started our business as a retailer and importer of domestic home furnishings from Hong Kong. On September 30, 2011, we changed our name to TBSS International, Inc. and got engaged in gold mining and drilling and general construction. On April 26, 2019, Corporate Compliance, LLC filed a re-application for custodianship pursuant to NRS 78.347. The Eighth Judicial District Court of Clark County, Nevada granted custodianship over TBSS International, Inc. to Corporate Compliance, LLC. On October 15, 2019, we changed our name to “Manneking Inc.,” and then to “BlueOne Card, Inc.” on June 30, 2020.

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

Critical Accounting Policies and Estimates

We apply the following critical accounting policies in the preparation of our financial statements:

Accounts Receivable

The Company recognizes an allowance for credit losses on accounts receivable and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible.

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

Internal-Use Software

Costs incurred to develop internal-use software during the preliminary project stage are expensed as incurred. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the intended function. Capitalization ceases at the point where the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When the existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use.

The Company conducts a qualitative assessment of internal-use software impairment using the guidelines of ASC 350-40-35-1 Internal-Use Software. If impairment is indicated, then the Company conducts a quantitative impairment test under ASC 360 for long lived assets.

Business Combination

The Company accounts for business acquisitions using the acquisition method of accounting where the assets acquired, and the liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. Business acquisitions are included in the Company’s consolidated financial statements as of the date of the acquisition. The Company evaluates acquisitions pursuant to ASC 805, “Business Combinations,” to determine whether the acquisition should be classified as either an asset acquisition or a business combination.

Goodwill

Goodwill arising on a business combination represents the difference between the cost of acquisition and the Company’s consolidated interest in the fair value of the identifiable assets and liabilities of a subsidiary as of the date of acquisition. Goodwill is recognized as an asset and is not amortized but is reviewed for impairment at least annually. Any impairment is recognized immediately in the statement of operations and is not subsequently reversed.

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

The Company’s parent recognizes revenues from card sales when the product is deemed delivered to the customer, and the ownership/control is transferred. The Company’s parent will recognize revenue from card service fees and card transactions once the service or transaction is completed, respectively. The Company’s parent will recognize implementation fees at a point in time once the implementation services are completed.

Subscription revenues are derived from contracts with customers for use of its subsidiary’s Millenium Payment Hub platform, which is available as a standalone product, but it can also be customized. Subscription revenue is recognized over time on a pro-rata basis over the applicable subscription contractual period, ranging from one month to five years.

Implementation revenues are derived from implementing our majority-owned subsidiary’s Millenium Payment Hub platform, as a SaaS for customers requiring and/or requesting customization and includes: (i) assessing the scope; and (ii) providing services associated with designing, building, deploying and modifying the Customer Instance (including all other Customer Solutions). Such customization may include implementation of additional connectors, integration with other card issuing platforms, implementation of compliance features, development of a mobile application for end users, and enablement of international remittance capabilities. This includes all activities related to configuring, installing, and ensuring that the system is fully operational. Implementation revenues are recognized at the point in time when the implementation is finished, and the customer is able to use the system. Costs of each implementation are accumulated and capitalized until such time the implementation project has been completed, at which time the related implementation revenue is recognized, and the costs of implementation are reclassified to cost of revenues.

Payments received from customers are recorded as deferred revenues until the revenue recognition criteria are met.

Recent Accounting Pronouncements

See Note 2 of Notes to Financial Statements contained in this Annual Report for management’s discussion of recent accounting pronouncements.

Results of Operations for the Year Ended March 31, 2025 Compared to the Year Ended March 31, 2024

Revenue and Cost of Sales

We recorded $110,145 in revenues from the implementation of services and subscription revenues for the year ended March 31, 2025. We recorded $4,000 in revenues from the sale of prepaid debit cards for the year ended March 31, 2024. We recorded $31,948 for the costs incurred with the implementation of software services and subscription revenues for the year ended March 31, 2025. We recorded $1,600 for the cost associated with the purchase of debit cards for the year ended March 31, 2024. In addition, we recorded $0 and $72,900 as reserve for the net realizable value of prepaid cards inventory and charged to the cost of sales for the year ended March 31, 2025 and 2024, respectively. As a result, we reported a gross profit of $78,197 for the year ended March 31, 2025, and a gross loss of $70,500 for the year ended March 31, 2024.

Operating Expenses

Operating expenses included legal, accounting and professional fees, all costs associated with advertising and marketing, rent, payroll and other expenses. We recorded operating expenses of $1,237,816 and $1,553,729 for the years ended March 31, 2025 and 2024, respectively. The reduction in operating expenses of $315,913 resulted primarily due to our reduction of $354,913 in advertising and marketing promotions of our prepaid debit cards and internal-sue software costs, reduction of $33,337 in legal, professional and filing fees, reduction of $61,721 in research and development costs, offset by an increase of $134,058 in general and administrative expense for the year ended March 31, 2025 compared to March 31, 2024.

Other Income (Expense)

Other income and expenses included interest income of $0 and $11,137 for the years ended March 31, 2025 and 2024, respectively. Interest income was earned on cash balances invested in money market funds due to higher interest rates in 2024 compared to 2025. Interest expense was related to the interest charged on credit cards. Interest expense totalled $15,927 and $48 for the years ended March 31, 2025 and 2024, respectively.

Non-Controlling Interest

On October 25, 2024, we agreed to acquire 60% of the issued and outstanding shares of Millenium EBS in exchange for 2.1 million shares of our common stock and $500,000 in cash consideration. The acquisition completed on December 13, 2024. We recorded loss allocated to non-controlling interest for the period from December 14, 2024 to March 31, 2025 of $124,303.

Net Losses

We incurred a net loss of $1,175,546 for the year ended March 31, 2025 as compared to a net loss of $1,613,140 for the year ended March 31, 2024. The decrease in loss of $437,594 was primarily due to the decrease in operating expenses incurred by us.

Liquidity and Capital Resources

Liquidity and Capital Resources for the Year Ended March 31, 2025 Compared to the Year Ended March 31, 2024.

	March 31, 2025	March 31, 2024
Summary of Cash Flows:
Net cash used in operating activities	$(317,295)	$(1,146,710)
Net cash used in investing activities	-	(841,345)
Net cash provided by financing activities	288,250	1,395,000
Net decrease in cash and cash equivalents	(29,045)	(593,055)
Beginning cash and cash equivalents	75,063	668,118
Ending cash and cash equivalents	$46,018	$75,063

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

Operating Activities

Net cash used in operations of $317,295 for the year ended March 31, 2025 was primarily a result of a loss of $1,175,546, depreciation and amortization of $123,552, non-cash rent expense of $2,859, amortization of internal-use software cost of $120,362, and credit loss expense of $85,020. In addition, the Company recorded a net increase in operating assets and liabilities of $526,458 due to an increase in accounts receivable of $94,740, increase in prepaid deposits and other current assets of $3,309, increase in accounts payable and accrued liabilities of $189,259, increase in compensation payable to officers of $209,633, increase in deferred revenues of $55,252, and increase in related party payables of $170,363.

Net cash used in operations of $1,146,710 for the year ended March 31, 2024 was primarily a result of a net loss of $1,613,140, depreciation and amortization of $111,943, write down of inventory of prepaid cards of $72,900, and bad debt provision on notes receivable of $102,305. In addition, the Company recorded a net increase in operating assets and liabilities of $179,282 due to a reduction in inventory of $1,600, decrease in prepaid deposits of $289, decrease in accounts payable and accrued liabilities of $8,012, increase in compensation payable to officer of $190,575, and decrease in related party payables of $5,170.

Investing Activities

Net cash used in investing activities for the year ended March 31, 2025 was $0.

Net cash used in operating activities for the year ended March 31, 2024 was $841,345 due to cash paid $405,791 for purchase of internal-use software development costs, cash paid $333,249 for purchase of property and equipment, and cash of $102,305 advanced against promissory notes receivable.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2025 was $288,250, consisted of cash proceeds from the sale of common stock of $358,250 offset by cash paid to related party to pay down the acquisition payable for acquisition of Millenium EBS of $70,000.

Net cash provided by financing activities for the year ended March 31, 2024 was $1,395,000, consisting of cash proceeds of $1,335,000 received from sale of common stock of the Company, and $60,000 in cash proceeds received from common stock subscriptions.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements for the next fiscal year will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan in addition to the costs incurred for being a public company, and costs associated with capital raising efforts.

Our plans to finance our operations include seeking equity and debt financing, alliances or other partnership agreements, or other business transactions that would generate sufficient resources to ensure continuation of our operations.

The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. Any required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned activities and limit our operations which could have a material adverse effect on our business, financial condition and results of operations.

Inflation

The amounts presented in our financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company recorded a net loss attributable to the common stockholders of BlueOne Card, Inc. of $1,051,243, net cash flows used in operating activities of $317,295 for the year ended March 31, 2025, and has an accumulated deficit and working capital deficit of $4,922,995 and $1,703,356, as of March 31, 2025. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these consolidated financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Our management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we, in consultation with legal counsel, evaluate the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, James Koh, who serves as our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Koh evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2025. Based on his evaluation, Mr. Koh concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2025. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report.

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

Management Report on Internal Control over Financial Reporting

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

We noted deficiencies involving lack of segregation of duties, lack of internal control documentation and timeliness of production of accounting records that we believe to be material weaknesses.

Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2025 based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

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

(b) delineated the duties of each member of the group responsible for maintaining the adequacy of our internal control over financial reporting. This group consists of:

(i) our Chief Executive Officer; and

(ii) independent consultants who were engaged to prepare and assure compliance with both our internal control over financial reporting as well as our disclosure controls and procedures and review our disclosure controls and procedures on a regular basis, subject to our management’s supervision.

We continue to work with our structure in which we have independent consultants, in order to continue implementation of required key controls, perform the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. The remediation steps taken are subject to the Chief Executive Officer’s oversight. While management believes there have been improvements of internal controls over financial reporting during the year ended March 31, 2025, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to segregation of duties and maintaining adequate supporting documentation to substantiate the information reported in the financial statements which existed as of March 31, 2025, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately ensure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

While management is implementing corrective steps to remediate its internal control deficiencies, we cannot assure you that they will be sufficient to be free of a material weakness. If we should in the future conclude that our internal control over financial reporting suffers from material weaknesses, we will be required to expend additional resources to improve it. Any additional instances of material weaknesses could require a restatement of our financial statements. If such restatements are required, there could be a material adverse effect on our investors’ confidence that our financial statements fairly present our financial condition and results of operations, which in turn could materially and adversely affect the market price of our common stock.

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the year ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the year ended March 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On October 31, 2024, Millenium EBS entered into a consulting agreement with Shinto Matthew, our Chief Scientific Officer. The terms of the agreement are stated in PART III, Item 11 “Executive Compensation” section.

Effective February 27, 2024, the Company entered into an authorized reseller agreement with ExpanseFT, a program manager , pursuant to which the Company agreed to be a reseller or an independent sales representative of the program manager and its products, and the program manager agreed to support our reselling efforts. On February 20, 2025, the Company and ExpanseFT mutually agreed to terminate the agreement. Upon termination of the agreement, ExpanseFT refunded the one-time cash fee of $42,500 for program implementation and relieved the Company of all its obligations per the terms of the agreement. Once ExpanseFT engages a sponsor bank that is open to the BlueOne’s business model, the Company will enter into an authorized reseller agreement and re-engage ExpanseFT as program manager.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, positions and ages of our current executive officers and directors. All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by our board of directors, and their term of office is, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Title
James Koh*	57	President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors
Taugyu Choi	52	Director, Audit, Compensation, and Corporate Governance and Nominating Committee Member
Dong Sung Lee	55	Director, Audit, Compensation, and Corporate Governance and Nominating Committee Member
Shinto Matthew	50	Director, Chief Scientific Officer, Consultant

*	Mr. Koh is the controlling shareholder of our Company.

Our President, CEO, CFO and Chairman

James Koh

Mr. Koh is a visionary CEO and Chairman with over 15 years of expertise in the global payments and financial technology sectors, renowned for driving innovation and strategic growth. As the CEO of BlueOne Card, Inc., Mr. Koh leads a cutting-edge company specializing in prepaid card solutions and cross-border payment processing. Under his leadership, BlueOne Card has established itself as a key player in the industry, delivering innovative financial solutions and leveraging advanced technology to simplify global payment systems. Mr. Koh was appointed as an officer and director of the Company on October 7, 2019. Mr. Koh has extensive experience in the wireless telecommunications industry having worked for 16 years in R&D, manufacturing, and within senior management positions engaged in developing cellular phones for AT&T, T-Mobile, Telcel (Mexico), and Fido (Canada). From his role as the Chief Executive Officer of Tiger Stand Corp. from 2005 to 2017, he was engaged in sales, marketing, and operations management.

Taegyu Choi

Mr. Choi has served as a director of the Company since October 2023. Mr. Choi has technical and managerial level experience for over 20 years in software development in various fields with fluent knowledge of hardware and networking. He demonstrates an impeccable sense of ownership to his duties and projects with excellent leadership abilities. His strengths are within the Inventory System, OTT Streaming, e-commerce development, Customer Billing System, and Contents Management System (CMS). He is the founder of A to Z Services Inc. (2021) and previously served as vice-president of Data Stream for digital marketing.

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

Shinto Matthew

Mr. Matthew has served as the Chief Scientific Officer and director of the Company since December 2024. Mr. Matthew is a veteran technology entrepreneur with over 20 years of experience in software, fintech, and enterprise solutions. He began at EBS, modernizing dealing systems, then worked at Brickhouse Software as a Rational Rose specialist. In 1998, he founded Millennium Consultants, digitizing Citi Bank’s statements and enhancing a Big Four audit platform. As EVP at PayCommerce, he scaled cross-border payments before exiting in 2018. In 2019, he created Dialogview, an AI-driven communication platform, and in 2024, launched Millennium EBS to streamline banking for smaller institutions. His career exemplifies innovation, efficiency, and AI-led transformation.

Associations with Companies with a Class of Securities Registered Pursuant to Section 12 or 15(d) of the Exchange Act

None.

Legal Proceedings

During the past ten years, none of the following events applied to any of our directors or executive officers:

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

Code of Ethics.

We have yet to adopt a Code of Ethics due to the fact we have only two independent directors, an Executive Director/Officer and one inside director. We have minimal operations or business, and we have generated minimal revenues. We do not believe that the adoption of Code of Ethics would serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. At such a time as we commence more significant business operations, management will recommend that such a code be adopted.

Corporate Governance

On October 2, 2023, the Company established a Corporate Governance and Nominating Committee, Compensation Committee, and an Audit Committee of the board of directors. At such time as the Company commences more significant business operations and/or has additional shareholders and a larger board of directors, the Company will propose expanding its committees of its board of directors, including the Nominating, Compensation, and Audit Committee. Mr. Dong Sung Lee, an independent director, serves as the Chairman of Audit Committee and Mr. Taegyu Choi, an independent director, serves as a member of the Audit Committee. Mr. Choi serves as Chairman of the Corporate Governance and Nominating Committee and Compensation Committee, and Mr. Lee serves as a member of such committees.

Beneficial Ownership Reporting Compliance – Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company and information involving securities transactions of which the Company is aware, besides a Form 3 required to be filed by Shinto Matthew, none of the Company’s officers, directors and holders of more than 10% of the outstanding common stock of the Company failed to timely file reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2025.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table and related footnotes show the compensation paid to our named executive officers during the last fiscal years ended March 31, 2025 and 2024, and information concerning all compensation paid for services rendered to us in all capacities for our last two fiscal years.

Name and Principal Position	Year-Ended	Salary($)	All Other Compensation($)	Total($)
James Koh, President, CEO, and Chairman**	March 31, 2025	209,633	-	209,633
	March 31, 2024	190,575	-	190,575

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

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

Consulting Agreement - Shinto Matthew

On October 31, 2024, Mr. Shinto Matthew entered into a consulting agreement with Millenium EBS Inc. commencing on November 1, 2024, and shall continue for a period until the fulltime employment agreement is reached. Either party may terminate this agreement with six months of written notice to the other party. Mr. Matthew shall receive a monthly fees of $16,000 per month for providing consulting services to Millenium EBS in accordance with the agreement.

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

During the fiscal years ended March 31, 2025, except as disclosed in “Executive Compensation” above and in “Consulting Agreement – Shinto Matthew”, our directors received no compensation for services provided to the Company as directors.

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

As of March 31, 2025 and 2024, the Board had awarded consultants 250,000 shares and 250,000 shares of Common Stock under the 2022 Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and footnotes thereto sets forth information regarding the number of shares of Common Stock beneficially owned by (i) each director and named executive officer of our Company, (ii) named executive officers, executive officers, and directors of the Company as a group, and (iii) each person known by us to be the beneficial owner of 5% or more of our issued and outstanding shares of Common Stock. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 14,273,260 shares of Common Stock outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following table is: 4695 MacArthur Court, Suite 1100, Newport Beach, CA 92660.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Named Executive Officers and Directors’
James Koh, President, CEO, Secretary, and Chairman	301,000,000	(2)	98.3%
Mr. Taegyu Choi	—		0%
Mr. Dong Sung Lee	—		0%
Mr. Shinto Matthew	2,100,000		0.7%
Executive Officers, Named Executive Officers, and Directors as a Group (Four Individuals)	303,100,000		99.0%

5% Beneficial Holders (Not Named Above)
None

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report.

(2)	Includes 292,000,000 shares issuable upon the conversion of 292,000 shares of Series A Convertible Preferred Stock owned by Mr. Koh.

Changes in Control

There are no arrangements known to us the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed below, for transactions with our executive officers and directors, please see the disclosure under “EXECUTIVE COMPENSATION” above.

On September 30, 2020, our Chief Executive Officer converted 8,000 shares of Series A Convertible Preferred Stock into 8,000,000 shares of our Common Stock.

Our CEO, from time to time, has provided advances to us for our working capital needs. We have recorded a payable to the CEO of $6,593 and $20,595 at March 31, 2025 and 2024, respectively. The funds advanced are unsecured, non-interest bearing, and due on demand. In addition, our director Shinto Matthew is owed a total of $508,302 - $78,302 in advances and consulting fees, and $430,000 cash consideration for acquisition of Millenium EBS as of March 31, 2025. On March 1, 2025, the Company and our director, Mr. Shinto Matthew, sole stockholder of Millenium EBS, mutually agreed to extend the payment of cash consideration to December 31, 2025.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees incurred for the years ended March 31, 2025 and 2024 for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	March 31, 2025	March 31, 2024
Audit Fees	$69,000	$48,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	$69,000	$48,000

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

(b) Exhibits.

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation dated July 6, 2007
3.2(2)	Certificate of Amendment dated October 22, 2019
3.3(2)	Certificate of Amendment dated June 22, 2020
3.4(2)	Bylaws
3.5(7)	Articles of Exchange dated December 13, 2024
4.1(2)	Certificate of Designation for Series A Preferred Stock
4.2(3)	2022 Stock Incentive Plan
10.1(2)	Agreement to Partially Convert Series A Convertible Preferred Stock to Common Stock
10.2(2)†	Employment Agreement dated December 1, 2020 with Mr. James Koh
10.3(2)±	Reseller Agreement dated April 15, 2020 with EndlessOne Global Inc.
10.4(4)	Amendment No. 1 to the Reseller Agreement with EndlessOne Global, Inc. dated August 1, 2022
10.5(9)±	Service Agreement dated September 1, 2020 with EndlessOne Global, Inc.
10.6(5)±	Master Program Manager Services Agreement dated February 27, 2024 with Expanse Financial Technologies, Inc.
10.7(7)	Stock Exchange and Acquisition Agreement dated effective October 25, 2024 by, between, and among BlueOne Card, Inc., Millennium EBS, Inc., and Shinto Matthew
10.8(8)	Master Services Agreement dated April 4, 2025 by and between Millennium EBS Inc. and ABeam Consulting (USA) Ltd.
10.9*	Consulting Agreement with Shinto Matthew dated October 31, 2024
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

*Filed herewith.

**Furnished herewith.

†	Management contract or compensatory plan

±	Portions of the exhibit have been omitted

(1)	Filed as Exhibit 3.1 to the Company’s Form S-1 filed with the Commission on July 28, 2010 under Commission File No. 333-168346
(2)	Filed as an exhibit to the Company’s Form 10 filed with the Commission on December 29, 2020 under Commission File No. 000-56060
(3)	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2022 under Commission File No. 000-56060
(4)	Filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on November 21, 2022 under Commission File No. 000-56060
(5)	Filed as Exhibit 10.6 to the Company’s Form 10-K filed with the Commission on July 11, 2024 under Commission File No. 000-56060
(6)	Filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on December 13, 2024 under Commission File No. 000-56060
(7)	Filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on December 13, 2024 under Commission File No. 000-56060
(8)	Filed as Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on April 10, 2025 under Commission File No. 000-56060
(9)	Filed as Exhibit 10.5 to the Company’s Form 10-K filed with the Commission on July 14, 2023 under Commission File No. 000-56060

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlueOne Card, Inc.

Date: August 27, 2025	By:	/s/ James Koh
James Koh
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ James Koh	Director	August 27, 2025
Mr. James Koh

/s/ Shinto Matthew	Director	August 27, 2025
Mr. Shinto Matthew

/s/ Taegyu Choi	Director	August 27, 2025
Mr. Taegyu Choi

/s/ Dong Sung Lee	Director	August 27, 2025
Mr. Dong Sung Lee

BLUEONE CARD, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

MARCH 31, 2025 AND 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

BlueOne Card, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BlueOne Card, Inc. (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not yet generated any significant revenues, has suffered operating losses since inception and in fiscal 2025 has a net loss attributable to common stockholders of $1,051,243 and cash used in operations of $317,295 for the year ended March 31, 2025. The Company also had a working capital deficit and an accumulated deficit as of March 31, 2025 of $1,703,356 and $4,922,995, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7326

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combinations

As described in footnote 2 “Business Combination” and in footnote 5 “Acquisition of Millenium EBS, Inc.” to the consolidated financial statements, the Company closed on the business acquisition of Millenium EBS, Inc. in fiscal 2025. The determination of fair values for assets acquired and liabilities assumed and fair value of equity-based purchase consideration requires management to make significant estimates and assumptions such as those related to forecasts of future revenues, operating margins, operating expenses, discount rates and equity values. Changes in these assumptions could have a significant impact on fair values.

We identified business combinations as a critical audit matter. Auditing management’s judgments regarding the above estimates involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) evaluated management’s process for developing its valuation estimates and valuation inputs; (b) assessed the appropriateness of the valuation methodologies used for the acquired assets and liabilities, including the Multi-Period Excess Earnings Method for internally developed software; (c) evaluated the reasonableness of management’s forecasts by comparing them to historical information, year-to-date current information, and other supporting evidence; (d) evaluated the discount rates by recalculating the back solved IRR for mathematical accuracy and reviewing the inputs to the WACC derived from market-based data, as well as the WARA based on the discount rates applied to the different assets, which were used to assess the reasonableness of the discount rates used (e) evaluated other significant estimates, including the equity value portions of purchase consideration; and (f) independently recomputed the valuation models for mathematical accuracy.

Based on these procedures, we concluded that management’s valuations were reasonable and that the methodologies used were appropriate.

Goodwill Impairment Assessment

As described in footnote 2 “Goodwill” to the consolidated financial statements, the Company is required to test the carrying amount of goodwill at least annually, or more frequently upon the occurrence of certain events. The valuation of goodwill requires management to make significant estimates and assumptions such as those related to forecasts of future revenues, operating margins, operating expenses, discount rates and equity values. Changes in these assumptions could have a significant impact on fair values.

We identified the goodwill impairment test as a critical audit matter. Auditing management’s judgments regarding the above estimates involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) evaluated management’s process for developing its estimates and valuation inputs; (b) assessed the appropriateness of the valuation methodology used; (c) evaluated the reasonableness of management’s forecasts by comparing them to historical information, year-to-date current information, and other supporting evidence; (d) assessed the reasonableness of the discount rates by evaluating each component; and (e) independently recomputed the valuation models for mathematical accuracy.

Based on these procedures, we concluded that management’s valuations utilized appropriate methods and reasonable estimates to support the conclusion that goodwill was not impaired.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2023.

Boca Raton, Florida

August 27, 2025

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7326

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

BLUEONE CARD, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	March 31, 2024
ASSETS
Current Assets
Cash	$46,018	$75,063
Accounts receivable, net	9,720	-
Prepaid deposits and other current assets	10,068	6,759
Total Current Assets	65,806	81,822

Property and equipment, net	145,041	268,593
Internal-use software, net	4,501,321	551,683
Goodwill	10,782,814	-
Right-of-use asset	35,219	79,543
Deposits	4,391	4,391
Total Assets	$15,534,592	$986,032

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$278,343	$72,473
Compensation payable to officer	780,958	571,325
Deferred revenue	55,252	-
Related party payables	623,828	20,595
Lease liabilities - current maturity	30,781	41,466
Total Current Liabilities	1,769,162	705,859

Lease liabilities - net of current maturity	4,591	35,371
Total Liabilities	1,773,753	741,230

Commitments and Contingencies (See Note 8)

Stockholders’ Equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized, Series A Preferred Stock, 1,000,000 shares designated, 292,000 shares issued and outstanding at March 31, 2025 and 2024, respectively	292	292
Common stock, $0.001 par value; 500,000,000 shares authorized, 14,273,260 shares and 12,072,454 shares issued and outstanding at March 31, 2025 and 2024, respectively	14,274	12,073
Additional paid in capital	12,860,238	4,044,189
Stock subscriptions received	-	60,000
Accumulated deficit	(4,922,995)	(3,871,752)
Total BlueOne Card Inc. Stockholders’ Equity	7,951,809	244,802

Non-controlling interest in subsidiary	5,809,030	-

Total Equity	13,760,839	244,802

Total Liabilities and Equity	$15,534,592	$986,032

The accompanying notes are an integral part of these financial statements.

BLUEONE CARD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2025	2024

Revenues	$110,145	$4,000

Cost of sales	31,948	1,600
Cost of sales - Inventory reserve	-	72,900

Gross Profit (Loss)	78,197	(70,500)

Operating Expenses
Legal and filing fees	15,914	49,251
Rent	151,157	151,163
General and administrative	1,070,745	1,353,315
Total Operating Expenses	1,237,816	1,553,729

Loss from Operations	(1,159,619)	(1,624,229)

Other Income (Expense)
Interest income	-	11,137
Interest expense	(15,927)	(48)
Total Other Income (Expense)	(15,927)	11,089

Loss before Income Taxes	(1,175,546)	(1,613,140)

Provision for Income Tax	-	-

Net Loss	$(1,175,546)	$(1,613,140)

Net loss of subsidiary attributable to non-controlling interest	124,303	-

Net loss attributable to common stockholders	$(1,051,243)	$(1,613,140)

Basic and Diluted Net Loss Attributable to Common Stockholders Per Share	$(0.08)	$(0.14)

Weighted Average Number of Shares Outstanding - Basic and Diluted	12,708,572	11,879,652

The accompanying notes are an integral part of these financial statements.

BLUEONE CARD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended March 31, 2025

					Additional
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	Equity
Balance - March 31, 2024	292,000	$292	12,072,454	$12,073	$4,044,189	$60,000	$(3,871,752)	$-	$244,802
Issuance of shares for previous cash received	-	-	15,000	15	59,985	(60,000)	-	-	-
Sale of common stock	-	-	85,806	86	358,164	-	-	-	358,250
Non-controlling interest acquired	-	-	2,100,000	2,100	8,397,900	-	-	-	8,400,000
Initial recording of non-controlling interest	-	-	-	-	-	-	-	5,933,333	5,933,333
Net loss	-	-	-	-	-	-	(1,051,243)	(124,303)	(1,175,546)
Balance - March 31, 2025	292,000	$292	14,273,260	$14,274	$12,860,238	$-	$(4,922,995)	$5,809,030	$13,760,839

For the Year Ended March 31, 2024

					Additional
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	Equity
Balance - March 31, 2023	292,000	$292	10,336,004	$10,336	$2,093,226	$617,700	$(2,258,612)	$-	$462,942
Sale of common stock	-	-	1,736,450	1,737	1,950,963	(617,700)	-	-	1,335,000
Stock subscriptions received	-	-	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	-	-	(1,613,140)	-	(1,613,140)
Balance - March 31, 2024	292,000	$292	12,072,454	$12,073	$4,044,189	$60,000	$(3,871,752)	$-	$244,802

The accompanying notes are an integral part of these financial statements.

BLUEONE CARD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(1,175,546)	$(1,613,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123,552	111,943
Inventory reserve	-	72,900
Non-cash rent expense	2,859
Amortization of internal-use software	120,362	-
Credit loss expense	85,020	102,305
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(94,740)	-
Decrease in inventory	-	1,600
(Increase) decrease in prepaid deposits and other current assets	(3,309)	289
Increase (decrease) in accounts payable and accrued liabilities	189,259	(8,012)
Increase in compensation payable to officer	209,633	190,575
Increase in deferred revenue	55,252	-
Increase (decrease) in related party payables	170,363	(5,170)
Net Cash Used in Operating Activities	(317,295)	(1,146,710)

Cash Flows from Investing Activities:
Cash paid for purchase of internal-use software costs	-	(405,791)
Cash paid for purchase of property and equipment	-	(333,249)
Loan disbursement	-	(102,305)
Net Cash Used in Investing Activities	-	(841,345)

Cash Flows from Financing Activities:
Cash proceeds from sale of common stock	358,250	1,335,000
Cash paid to related party for acquisition of subsidiary	(70,000)	-
Stock subscriptions received	-	60,000
Net Cash Provided by Financing Activities	288,250	1,395,000

Net (Decrease) in Cash	(29,045)	(593,055)

Cash - Beginning of the Year	75,063	668,118

Cash - End of the Year	$46,018	$75,063

Supplemental Disclosures of Cash Flows
Cash paid for interest	$15,927	$41
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Present value of initial lease liability and right-of-use asset	$-	$70,844
Issuance of payable for acquisition	$500,000	$-
Issuance of common stock for acquisition of subsidiary	$8,400,000	$-
Non-controlling interest acquired	$5,933,333	$-

The accompanying notes are an integral part of these financial statements.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024

NOTE 1 – NATURE OF OPERATIONS, GOING CONCERN AND BASIS OF PRESENTATION

General

BlueOne Card, Inc. (the “Company”) was incorporated on July 6, 2007 under the laws of the state of Nevada. The Company provides innovative payout solutions and prepaid debit card and gift card solutions to consumers and corporations transforming card-to-card cross border real time global money transfers.

On October 25, 2024, the Company entered into a Stock Exchange and Acquisition Agreement (the “Agreement”) with Millennium EBS, Inc., a New Jersey corporation (“MEI”), and Shinto Matthew, a shareholder owning 6,000,000 shares of common stock of MEI (the “Shareholder”). Pursuant to the Agreement, the Company acquired 3,600,000 shares of common stock of MEI (constituting 60% of the outstanding issued securities of MEI) owned by the Shareholder (the “MEI Shares”) in exchange (the “Exchange”) for 2,100,000 shares of the common stock of the Company (the “BCI Shares”). Subject to a 30-day grace period, the Company agreed to pay to the Shareholder $500,000 within 90 days of closing (the “Cash Consideration”). Closing was conditioned upon the filing of Articles of Exchange with the Nevada Secretary of State. On December 13, 2024, the Articles of Exchange were filed pursuant to approval of the Company’s Board of Directors, the Exchange closed, and the BCI shares were issued to the Shareholder of MEI. MEI is now a majority owned subsidiary of the Company (See Note 5). On March 1, 2025, the Company and the Shareholder mutually agreed to extend the payment of Cash Consideration to December 31, 2025. This acquisition positions the Company to emerge as a prominent payment hub and prepaid debit card provider, significantly expanding its reach and capabilities globally in the fintech sector. The acquisition includes ownership of the MEI Payment Hub, an advanced payment orchestration and modernization platform that efficiently manages payments across multiple networks. This strategic move will enhance the Company’s ability to deliver a unified payment hub platform for small and medium-sized financial institutions worldwide.

Going Concern

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company recorded a net loss attributable to common stockholders of $1,051,243, net cash flows used in operating activities of $317,295 for the year ended March 31, 2025, and has an accumulated deficit and working capital deficit of $4,922,995 and $1,703,356, as of March 31, 2025. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these consolidated financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024

Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its majority-owned subsidiary Millenium EBS, Inc. since acquired on December 13, 2024. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances have been eliminated and net earnings (losses) are reduced by the portion of the net loss of subsidiary applicable to non-controlling interests.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of the significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of its assets, liabilities, equity and operations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about its estimates that are not readily apparent from other sources. Significant estimates in the accompanying financial statements include the valuation of note receivable and accounts receivable, valuation of inventory, valuation of internal-use software, valuation of fair value of assets acquired and liabilities assumed in a business combination, valuation of common stock consideration in a business combination, valuation of internal-use software and goodwill, valuation of lease liabilities and right-of-use assets, valuation of stock-based compensation and valuation of deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and 2024, respectively.

Concentrations

Cash Concentration

Cash is maintained at one financial institution and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of March 31, 2025 and 2024, the Company did not have any cash balances in a financial institution which exceeded federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operation and cash flows.

Customer Concentration

For the year ended March 31, 2025 and 2024, 100% of revenue was derived from sales to two customers at 95% and 5%. At March 31, 2025, accounts receivable, net was due from one customer.

Significant Vendor and Concentration

The Company relied solely on one vendor for key components and processing services related to the manufacturing, distribution and servicing of its prepaid debit cards and gift cards. The same vendor was also the sole developer and provider of the software for the Company’s parent operations. The Company terminated its relationship with this vendor on or around December 18, 2023, and entered into an agreement with a new vendor on February 27, 2024.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024

Accounts Receivable

The Company recognizes an allowance for credit losses on accounts receivable and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible.

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

The Company has recorded $9,720 and $0 in accounts receivable and $0 and $0 in loans receivable at March 31, 2025 and 2024. The Company has recorded an allowance for credit losses of $85,020 and $0 on accounts receivable at March 31, 2025 and 2024, respectively. The Company has recorded an allowance for credit losses on notes receivable of $102,305 and $102,305 at March 31, 2025 and 2024, respectively. Credit loss expense recorded was $85,020 and $102,305 in 2025 and 2024.

Inventory

Inventory historically was of finished goods which consisted of plastic prepaid debit cards and gift cards not yet loaded with funds and is valued at the lower of cost or net realizable value using the specific identification method. The reported net value of inventory includes saleable prepaid debit cards and gift cards that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At March 31, 2025 and 2024, the Company had a reserve of $0 and $99,285 to reduce the inventory to its net realizable value.

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

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024

Internal-Use Software

Costs incurred to develop internal-use software during the preliminary project stage are expensed as incurred. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the intended function. Capitalization ceases at the point where the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When the existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use.

The Company conducts a qualitative assessment of internal-use software impairment using the guidelines of ASC 350-40-35-1 Internal-Use Software. If impairment is indicated, then the Company conducts a quantitative impairment test under ASC 360 for long lived assets.

Long-lived Assets

In accordance with Accounting Standards Codification (“ASC”) ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets including internal-use software and intangible assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the years ended March 31, 2025 and 2024, respectively.

Business Combination

The Company accounts for business acquisitions using the acquisition method of accounting where the assets acquired, and the liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. Business acquisitions are included in the Company’s consolidated financial statements as of the date of the acquisition. The Company evaluates acquisitions pursuant to ASC 805, “Business Combinations,” to determine whether the acquisition should be classified as either an asset acquisition or a business combination.

Goodwill

Goodwill arising on a business combination represents the difference between the cost of acquisition and the Company’s consolidated interest in the fair value of the identifiable assets and liabilities of a subsidiary as of the date of acquisition. Goodwill is recognized as an asset and is not amortized but is reviewed for impairment at least annually. Any impairment is recognized immediately in the statement of operations and is not subsequently reversed.

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

In calculating the right of use asset and lease liability, the Company elects to include only the lease components as permitted under ASC 842. The Company expenses non-lease components as incurred such as common area maintenance. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024

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

The Company’s parent recognizes revenues from card sales when the product is deemed delivered to the customer, and the ownership/control is transferred. The Company’s parent will recognize revenue from card service fees and card transactions once the service or transaction is completed, respectively. The Company’s parent will recognize implementation fees at a point in time once the implementation services are completed.

Subscription revenues are derived from contracts with customers for use of its subsidiary’s Millenium Payment Hub platform, which is available as a standalone product, but it can also be customized. Subscription revenue is recognized over time on a pro-rata basis over the applicable subscription contractual period, ranging from one month to five years.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024

Implementation revenues are derived from implementing our majority-owned subsidiary’s Millenium Payment Hub platform, as a SaaS for customers requiring and/or requesting customization and includes: (i) assessing the scope; and (ii) providing services associated with designing, building, deploying and modifying the Customer Instance (including all other Customer Solutions). Such customization may include implementation of additional connectors, integration with other card issuing platforms, implementation of compliance features, development of a mobile application for end users, and enablement of international remittance capabilities. This includes all activities related to configuring, installing, and ensuring that the system is fully operational. Implementation revenues are recognized at the point in time when the implementation is finished, and the customer is able to use the system. Costs of each implementation are accumulated and capitalized until such time the implementation project has been completed, at which time the related implementation revenue is recognized and the costs of implementation are reclassified to cost of revenues.

Payments received from customers are recorded as deferred revenues until the revenue recognition criteria are met.

Revenue Disaggregation

The Company records revenues from the sales of prepaid debit cards, implementation of services and subscription services, respectively. Revenues in 2025 are for services related to the Millenium Payment Hub.

	For the year ended March 31,
	2025	2024
Implementation fees	$60,000	$-
Subscription fees	50,145	-
Prepaid debit cards	-	4,000
Total revenues	$110,145	$4,000

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

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed. The Company recorded in the general and administrative expenses as per the consolidated statements of operations, research and development costs of $60,374 and $104,457 for the years ended March 31, 2025 and 2024, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs in the year when expenses are incurred. The Company recorded $133,925 and $488,838 as advertising and marketing expenses in the general and administrative expenses on the consolidated statements of operations for the years ended March 31, 2025 and 2024, respectively.

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

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024

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

Non-controlling interests

The Company follows ASC Topic 810, “Consolidation”, governing the accounting for and reporting of non-controlling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to non-controlling interests even when such allocation might result in a deficit balance. The net loss attributed to NCI was separately designated in the accompanying consolidated statements of operations. Losses attributable to NCI in a subsidiary may exceed a NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCI shall continue to be attributed to their share of losses even if that attribution results in a deficit NCI balance.

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

	For the Year Ended March 31
	2025	2024
Net loss computation of basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(1,051,248)	$(1,613,140)

Basic and diluted net loss per share:
Basic and diluted net loss per common share	$(0.08)	$(0.14)

Basic and diluted weighted average common shares outstanding	12,708,572	11,879,652

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive, are as follows as of March 31, 2025 and 2024, respectively, (in common equivalent shares):

	March 31, 2025	March 31, 2024
Preferred stock	292,000,000	292,000,000
Total anti-dilutive weighted average shares	292,000,000	292,000,000

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024

NOTE 3 – INVENTORY

Inventory of prepaid debit cards and gift cards consisted of the following:

	March 31, 2025	March 31, 2024
Prepaid cards inventory	$-	$99,285
Less: reserve to reduce to net realizable value	-	(99,285)
Total	$-	$-

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	March 31, 2025	March 31, 2024
Furniture and fixtures	5 years	$180,278	$180,278
Leasehold Improvements	3.2 years	273,490	273,490
Office equipment	3 years	5,500	5,500
		459,268	459,268
Less: Accumulated depreciation and amortization		(314,227)	(190,675)
Total		$145,041	$268,593

Depreciation and amortization expense for the years ended March 31, 2025 and 2024 totaled $123,552 and $111,943, respectively.

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

Acquisition of Millenium EBS, Inc. on December 13, 2024
Consideration paid for acquisition	$8,900,000
% of Millennium EBS acquired	60%
Total fair market value of Millennium EBS net assets	$14,833,333

Assets Acquired:
Deferred Costs	$31,948
Intangible assets	4,070,000
Goodwill	10,782,815

Liabilities Assumed:
Accounts payable	$(51,430)
Noncontrolling interest	(5,933,333)
Purchase price	$8,900,000

Non-controlling Interest
Fair market value of Millenium EBS assets	$14,833,333
Allocation of non-controlling interest	40%
Non-controlling interest acquired	5,933,333
Loss allocated to non-controlling interest for the period from December 14, 2024 to March 31, 2025	(124,303)
Non-controlling interest – March 31, 2025	$5,809,030

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024

Goodwill is expected to be deductible for income tax purposes over 15 years. The fair value of assets acquired and liabilities assumed is provisional pending a fair value valuation to be finalized within the one year measurement period.

NOTE 6 – INTERNAL-USE SOFTWARE

As of March 31, 2025, the Company had capitalized costs of $4,070,000 relating to the acquisition of MEI’s Millenium Payment Hub platform (“MPH”). The Company also had capitalized costs of $551,683 relating to the parent internal-use software. The parent internal-use software was developed by a third party and passed the preliminary project stage prior to capitalization. For the year ended March 31, 2025, the Company did not incur any internal-use software development costs on the parent company software. Amortization of the internal-use software of the parent will begin once the software is placed in service, which management has determined will start once service revenues begin.

	Useful Life (Years)	March 31, 2025	March 31, 2024
Prepaid Debit/Credit Card software	-	$551,683	$551,683
Millenium Payment Hub platform	10	4,070,000	-
Less: Accumulated amortization		(120,362)	-
Total		$4,501,321	$551,683

The carrying value of the MPH software and related accumulated amortization is summarized in the table below:

Millenium Payment Hub
Carrying value of MPH software - date of acquisition December 13, 2024 (Subject to measurement period revaluation – See Note 5)	$4,070,000
Additions	-
Less: Amortization	(120,362)
Carrying value at March 31, 2025	$3,949,638

Amortization expense for the period from December 14, 2024 to March 31, 2025 totaled $120,362.

Total estimated future amortization expense for the intangible asset is as follows:

Fiscal Year ended December 31,
2026	$394,964
2027	394,964
2028	394,964
2029	394,964
2030	394,964
Thereafter	1,974,818
Total	$3,949,638

NOTE 7 – RELATED PARTY TRANSACTIONS

Related Party Payables:
	March 31, 2025	March 31, 2024
Payable to Chief Executive Officer	$6,593	$20,595
Payable to sole stockholder of Millenium EBS Inc., Director	508,302	-
Payable to Millenium Consultants, Inc.	108,933	-
Total	$623,828	$20,595

The Company’s Chief Executive Officer (“CEO”), from time to time, has provided advances to the Company for its working capital purposes. The CEO had net outstanding advances to the Company totaling $6,593 and $20,595 as of March 31, 2025 and 2024, respectively, which is included in related party payables on the consolidated balance sheet. The funds advanced are unsecured, non-interest bearing, and due on demand.

On December 1, 2020, the Company entered into an employment agreement with its CEO for a three-year term, for an annual compensation of $150,000 with a 10% annual increase in compensation effective October 1 of each year. The initial term of the employment agreement is automatically renewed for successive one-year periods unless either party gives ninety (90) calendar days written notice of nonrenewal prior to the expiration of the then-current term. The Company has recorded in general and administrative expenses compensation expense of $209,633 and $190,575 for the years ended March 31, 2025 and 2024, respectively. The total compensation payable to the CEO was $780,958 and $571,325, as of March 31, 2025 and 2024, respectively (Note 8).

Pursuant to the terms of MEI acquisition, the Company is obligated to pay to the sole selling stockholder of MEI cash consideration of $500,000 within 90 days of the closing of the transaction (Note 5). As of March 31, 2025, the Company has paid $70,000 of this balance. In addition, the Company entered into a consulting agreement with the sole selling stockholder of MEI, agreeing to pay monthly consulting fee of $16,000 for ongoing services upon close of MEI acquisition. The Company has recorded a consulting expense of $80,000 payable to the sole selling stockholder for the period ended March 31, 2025 which is included in related party payables on the consolidated balance sheets. The total amount payable to the sole shareholder amounted to $508,302 as of March 31, 2025 which consisted of $430,000 of the acquisition payable and $78,302 of other amounts due. The sole shareholder of MEI was appointed as a member of the Board of Directors of the Company upon consummation of the acquisition of MEI.

As of March 31, 2025, the Company is obligated to pay for services to Millenium Consultants, Inc., an entity owned by sole selling stockholder of MEI and director, totaling $108,933.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

The Company reported the following summary of non-cancellable operating leases in accordance with the provisions of ASC 842 Topic 842 “Leases” as follows:

Summary of Non-Cancellable Operating Leases:

	Vehicle	Office Lease	Total
Right-of-use asset, net	$5,958	$29,261	$35,219

Current lease liabilities	$5,274	$25,507	$30,781
Non-current lease liabilities	-	4,591	4,591
Total operating lease liabilities	$5,274	$30,098	$35,372

Vehicle

On July 12, 2022, the Company executed a non-cancellable operating lease for a vehicle with the lease commencing on July 12, 2022 for a three-year term. The Company paid $10,000 at the execution of the lease which included $1,793 as first month payment, and $8,207 as vehicle registration, capitalized cost reduction and other handling fees. The Company recorded rent expenses of $24,254 and $24,253 for the years ended March 31, 2025 and 2024, respectively. The lease expires on July 11, 2025.

The supplemental balance sheet information related to the vehicle lease is as follows as of March 31, 2025:

Operating Lease
Right-of-use asset, net	$5,958

Current lease liabilities	$5,274
Non-current lease liabilities	-
Total operating lease liabilities	$5,274

Weighted average remaining lease term (years)	0.25

Weighted average discount rate per annum	12%

As the lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future costs are as follows:

For the years ending	Vehicle
March 31, 2026	$5,379

Total lease payments	5,379
Less: imputed interest	(105)
Present value of lease liabilities	$5,274

Office Lease – J Plaza

On April 13, 2023, the Company executed a non-cancellable office space in a retail shopping center, for a monthly base rent of $2,196 and monthly common area maintenance charges of $1,531. The lease commenced on April 13, 2023 and extends for a term of three years and two months. The Company has an option to extend the lease for a period of 36 months after completion of the initial lease term. The Company has not included the extension period in calculating the present value of the lease as it was uncertain it would exercise the extension option. The rent is payable on the first day of each month, commencing either (1) opening of the business after tenant improvements, or (2) sixty days after the lease execution date. The Company made a payment of $8,119 of one-month rent and a security deposit of two months base rent of $4,391. The Company recorded an initial lease liability and right-of-use asset of $70,884 in 2024.

The Company recorded rent expense including common area maintenance of $45,436 and $45,436 for the years ended March 31, 2025 and 2024, respectively.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024

The supplemental balance sheet information related to the office lease is as follows as of March 31, 2025:

Operating Lease
Right-of-use asset, net	$29,261

Current lease liabilities	$25,507
Non-current lease liabilities	4,591
Total operating lease liabilities	$30,098

Weighted average remaining lease term (years)	1.08

Weighted average discount rate per annum	12%

As the lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future costs are as follows:

For the years ending	Office Lease
March 31, 2026	$27,755
March 31, 2027	4,660
Total lease payments	32,415
Less: imputed interest	(2,317)
Present value of lease liabilities	$30,098

Office Leases - Others

On August 27, 2020, the Company formally executed a month-to-month cancellable operating lease for leasing office space in an executive suite, commencing on September 1, 2020 for $259 per month. The Company paid a security deposit of $259 on September 7, 2020. The monthly rent increased to $279 effective January 1, 2021 and then to $289 effective October 1, 2022. The Company has recorded rent expenses of $3,468 and $3,474 for the years ended March 31, 2025 and 2024, respectively.

On October 26, 2020, the Company executed a non-cancellable operating lease agreement for its principal office for a monthly rent of $5,500, with the lease commencing on November 1, 2020 for a period of 12 months. The Company paid a security deposit of $5,500 on October 28, 2020. On November 25, 2021, the Company executed a month-to-month lease for this office facility at a monthly rental of $6,500. The Company has recorded rent expenses of $78,000 and $78,000 for the years ended March 31, 2025 and 2024, respectively.

The Company has recorded total rent expense for all above leases of $151,157 and $151,163 for the years ended March 31, 2025 and 2024, respectively.

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

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024

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

The Company agreed to pay for all new programming outside the scope listed in this agreement such as but not limited to mobile apps, websites back office and the integrations with the sponsoring banks and processors as we go. The Company agreed to pay a one-time commitment fee of $60,000 to initiate the process to establish one banking identification number, including the program setup, integration, API connection and implementation process required to bring the program live. On March 1, 2024, the Company made a payment of $42,500 included in general and administrative expenses on the consolidated statements of operations as research and development expense for the one-time fee for program implementation to the Program Manager towards implementation and customization fees for our program. The Company has a commitment to pay an annual due diligence fee of $5,000 per card program to the Program Manager once the program takes into effect. In addition, the Company is obligated to pay a minimum monthly program management fee to the Program Manager as follows:

Months 0-3	$-
Months 4 – 12	5,000
Year 2	10,000
Year 3 and thereafter	15,000

On February 20, 2025, the Company and ExpanseFT mutually agreed to terminate the Agreement because ExpanseFT lost its sponsor bank. Upon termination of the Agreement, Expanse FT refunded the one-time cash fee of $42,500 for program implementation and relieved the Company of all its obligations per the terms of the agreement. This refunded amount was recorded as a credit to research and development expense which is included in general and administrative expenses in the consolidated statements of operations.

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hiring and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of March 31, 2025.

Acquisition Payable

As discussed in Note 5, the acquisition payable of $500,000 was due in 90 days from the acquisition closing date which was March 13, 2025. As of March 31, 2025, $430,000 of this acquisition payable remained unpaid. On March 1, 2025, the Company and the sole stockholder of Millenium EBS mutually agreed to extend the payment of cash consideration to December 31, 2025.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at March 31, 2025 and March 31, 2024 was 500,000,000 authorized common shares with a par value of $0.001 per share, and 25,000,000 authorized preferred shares with a par value of $0.001 per share.

Common Stock

During the year ended March 31, 2024, the Company sold 1,736,450 shares of common stock for cash consideration of $1,952,700 of which $617,700 was received at the end of fiscal 2023 and $1,335,000 was received in fiscal 2024. These shares consisted of 1,597,700 shares sold at $1.00 per share, 100,000 shares sold at $2.00 per share, and 38,750 shares sold at $4.00 per share.

As of March 31, 2024, the Company received from six accredited investors cash proceeds of $60,000 for purchase of 15,000 shares of common stock. The Company recorded cash proceeds of $60,000 as subscriptions received in advance as of March 31, 2024 within stockholders’ equity.

On April 8, 2024, the Company issued 15,000 shares of common stock to these six investors to settle the $60,000 in stock subscriptions received.

During the year ended March 31, 2025, the Company received a cash consideration of $358,250 from sale of 85,806 shares of its common stock at prices between $4.00 per share through December 2024 and $4.50 per share after December 2024.

In December 2024, the Company issued 2,100,000 shares of common stock to the sole owner of MEI in exchange for 60% of the equity interest in MEI (See Note 5). The common stock was valued at $4.00 per share based on the last sale of common shares in the last capital raises at that time.

Preferred Stock

The Board of Directors, without further approval of its stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, preferences and other rights and restrictions relating to any series. Issuance of shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of our Common Stock and other series of Preferred Stock then outstanding.

Series A Preferred Stock

Of the 25,000,000 authorized preferred shares, 1,000,000 shares have been designated as Series A. There are 292,000 shares issued and outstanding as of March 31, 2025 and 2024, respectively.

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

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024

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

The 2022 Plan is administered by our board of directors; however, the board of directors may designate administration of the 2022 Plan to a committee consisting of at least two independent directors. Awards may be made under the 2022 Plan for up to 5,000,000 shares of common stock of the Company. Only employees of our Company or of an “Affiliated Company”, as defined in the 2022 Plan, (including members of the board of directors if they are employees of our Company or of an Affiliated Company) are eligible to receive incentive stock options under the 2022 Plan. Employees of our Company or of an Affiliated Company, members of the board of directors (whether or not employed by our company or an Affiliated Company), and “Service Providers”, as defined in the 2022 Plan, are eligible to receive non-qualified options, restricted stock units, and stock appreciation rights under the 2022 Plan. All awards are subject to Section 162(m) of the Internal Revenue Code. As of March 31, 2025 and 2024, 4,750,000 shares of common stock awards remain available for issuances pursuant to 2022 Plan.

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

NOTE 10 – INCOME TAXES

The following is a reconciliation of the provision for income taxes at the U.S. Federal income tax rate to the income reflected in the Statement of Operations:

	March 31, 2025	March 31, 2024
Tax at statutory tax rate	21.00%	21.00%
State taxes	6.98%	6.98%
Other permanent items	—	—
Change in valuation allowance	-27.98%	-27.98%
Income tax expense	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of March 31, 2025 and 2024, are as follows:

	March 31, 2025	March 31, 2024
Deferred tax assets:
Net operating loss carry forward	$974,451	$664,164
Total gross deferred tax assets	974,451	664,164
Less: valuation allowance	(974,451)	(664,164)
Net deferred tax assets	$—	$—

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

As of March 31, 2025 and 2024, the Company had accumulated net operating loss carryforwards of approximately $4,502,000 and $3,341,000, respectively, for U.S. federal and Nevada income tax purposes available to offset future taxable incomes. These losses carryforwards will begin to expire in the year ending March 31, 2032, subject to IRS limitations, including change in ownership. Losses after 2017 do not expire. The Company periodically evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including expectations of future taxable income or loss, the carryforward periods available to us for tax reporting purposes, and other relevant factors.

Based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company has determined that it was more likely than not that its deferred tax assets would not be realized at March 31, 2025 and 2024, respectively. Accordingly, the Company has recorded a valuation allowance for 100% of its cumulative deferred tax assets. The change in valuation allowance during fiscal 2025 was an increase of $310,287.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of March 31, 2025, tax years 2024, 2023, 2022, and 2021 remain open for examination by the Internal Revenue Service and the Nevada Division of Revenue. The Company has received no notice of audit from the Internal Revenue Service or the Nevada Division of Revenue for any of the open tax years.

NOTE 11 – SUBSEQUENT EVENT

As of August 27, 2025, the Company sold 1,412 shares of common stock to four investors and received cash consideration of $6,354.

