Form 10-Q
period 2025-06-30
BlueOne Card, Inc.
filed 2025-09-30
CIK 1496690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at September 30, 2025 was 14,274,672 shares.

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

ii

PART I.

Item 1. Financial Statements.

BLUEONE CARD, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash	$328	$46,018
Accounts receivable, net	12,191	9,720
Prepaid deposits and other current assets	10,068	10,068
Total Current Assets	22,587	65,806

Property and equipment, net	120,349	145,041
Internal-use software, net	4,399,571	4,501,321
Goodwill	10,782,814	10,782,814
Right-of-use asset, net	23,339	35,219
Deposits	4,391	4,391
Total Assets	$15,353,051	$15,534,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$283,935	$278,343
Compensation payable to officer	835,861	780,958
Deferred revenue	53,745	55,252
Related party payables	731,678	623,828
Lease liabilities - current maturity	24,156	30,781
Total Current Liabilities	1,929,375	1,769,162

Lease liabilities - net of current maturity	-	4,591
Total Liabilities	1,929,375	1,773,753

Commitments and Contingencies (See Note 7)

Stockholders’ Equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized, Series A Preferred Stock, 1,000,000 shares designated, 292,000 shares issued and outstanding at June 30, 2025 and March 31, 2025, respectively	292	292
Common stock, $0.001 par value; 500,000,000 shares authorized, 14,274,672 shares and 14,273,260 shares issued and outstanding at June 30, 2025 and March 31, 2025, respectively	14,275	14,274
Additional paid in capital	12,866,587	12,860,238
Accumulated deficit	(5,197,025)	(4,922,995)
Total BlueOne Card Inc. Stockholders’ Equity	7,684,129	7,951,809

Non-controlling interest in subsidiary	5,739,547	5,809,030

Total Equity	13,423,676	13,760,839

Total Liabilities and Equity	$15,353,051	$15,534,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE CARD, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2025	2024

Revenues	$95,556	$-

Operating Expenses
Cost of revenues (excluding software amortization included in G&A)	35,060
Legal and filing fees	677	3,086
Rent	37,789	37,789
General and administrative	359,953	216,730
Total Operating Expenses	433,479	257,605

Loss from Operations	(337,923)	(257,605)

Other Income (Expense)
Interest expense	(5,590)	(1,754)
Total Other Income (Expense)	(5,590)	(1,754)

Loss before Income Taxes	(343,513)	(259,359)

Provision for Income Tax	-	-

Net Loss	$(343,513)	$(259,359)

Net loss of subsidiary attributable to non-controlling interest	69,483	-

Net loss attributable to common shareholders	$(274,030)	$(259,359)

Basic and Diluted Net Loss Attributable to Common Shareholders Per Share	$(0.02)	$(0.02)

Weighted Average Number of Shares Outstanding - Basic and Diluted	14,273,353	12,090,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE CARD, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended June 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	Equity
Balance - March 31, 2025	292,000	$292	14,273,260	$14,274	$12,860,238	$-	$(4,922,995)	$5,809,030	$13,760,839
Sale of common stock	-	-	1,412	1	6,349	-	-	-	6,350
Net loss	-	-	-	-	-	-	(274,030)	(69,483)	(343,513)
Balance - June 30, 2025	292,000	$292	14,274,672	$14,275	$12,866,587	$-	$(5,197,025)	$5,739,547	$13,423,676

For the Three Months Ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	Equity
Balance - March 31, 2024	292,000	$292	12,072,454	$12,072	$4,044,190	$60,000	$(3,871,752)	$-	$244,802
Sale of common stock	-	-	33,750	34	134,966	-	-	-	135,000
Stock subscriptions received	-	-	-	-	-	(60,000)	-	-	(60,000)
Net loss	-	-	-	-	-	-	(259,359)	-	(259,359)
Balance - June 30, 2024	292,000	$292	12,106,204	$12,106	$4,179,156	$-	$(4,131,111)	$-	$60,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE CARD, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(343,513)	$(259,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,716	32,802
Non-cash rent expense	664	862
Amortization of internal-use software	101,751	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,471)	-
Increase in accounts payable and accrued liabilities	5,590	44,383
Increase in compensation payable to officer	54,903	49,913
Decrease in deferred revenue	(1,507)	-
Increase (decrease) in related party payables	107,850	(3,311)
Net Cash Used in Operating Activities	(50,016)	(134,710)

Cash Flows from Investing Activities:
Cash paid for purchase of property and equipment	(2,024)	-
Net Cash Used in Investing Activities	(2,024)	-

Cash Flows from Financing Activities:
Cash proceeds from sale of common stock	6,350	75,000
Net Cash Provided by Financing Activities	6,350	75,000

Net (Decrease) in Cash	(45,690)	(59,710)

Cash - Beginning of the period	46,018	75,063

Cash - End of the period	$328	$15,353

Supplemental Disclosures of Cash Flows
Cash paid for interest	$5,590	$1,754
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, GOING CONCERN AND BASIS OF PRESENTATION

General

BlueOne Card, Inc. was incorporated on July 6, 2007 under the laws of the state of Nevada. The Company and its subsidiary (the “Company”) provides innovative payout solutions and prepaid debit card and gift card solutions to consumers and corporations transforming card-to-card cross border real time global money transfers.

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company recorded a net loss attributable to common stockholders of $274,030, net cash flows used in operating activities of $50,016 for the three months ended June 30, 2025, and has an accumulated deficit and working capital deficit of $5,197,025 and $1,906,788, as of June 30, 2025. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these condensed consolidated financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its subsidiary. The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. The interim condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These interim condensed consolidated financial statements, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2025 and 2024; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed consolidated financial statements, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on August 27, 2025. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period.

The Company accounts for its non-controlling interest in Millenium EBS, Inc. in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total stockholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its non-controlling interest be clearly identified and presented on the face of the consolidated statements of operations.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

(Unaudited)

Principles of Consolidation

The Company’s condensed consolidated financial statements include the financial statements of its majority-owned subsidiary Millenium EBS, Inc. In the preparation of unaudited consolidated financial statements of the Company, intercompany transactions and balances have been eliminated and net earnings (losses) are reduced by the portion of the net loss of subsidiary applicable to non-controlling interests.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of the significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. These accounting policies conform to US GAAP in all material respects and have been consistently applied in preparing the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of its assets, liabilities, equity and operations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about its estimates that are not readily apparent from other sources. Significant estimates in the accompanying financial statements include the valuation of note receivable and accounts receivable, valuation of internal-use software, valuation of fair value of assets acquired and liabilities assumed in a business combination, valuation of common stock consideration in a business combination, valuation of acquired intangible assets and goodwill, valuation of lease liabilities and right-of-use assets, valuation of stock-based compensation and valuation of deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and March 31, 2025, respectively.

Concentrations

Cash Concentration

Cash is maintained at one financial institution and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of June 30, 2025 and March 31, 2025, the Company did not have any cash balances in a financial institution which exceeded federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operation and cash flow.

Significant Vendor and Concentration

The Company relied solely on one vendor for key components and processing services related to the manufacturing, distribution and servicing of its prepaid debit cards and gift cards. The same vendor was also the sole developer and provider of the software for the Company’s operations. The Company terminated its relationship with this vendor on or around December 18, 2023, and entered into an agreement with a new vendor on February 27, 2024. The Company has paused its agreement with the new vendor, awaiting the vendor to engage a bank to service the Company’s prepaid debit cards and gift cards. The Company will resume its agreement with the vendor as soon as the vendor engages a bank.

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

The Company has adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make the required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for credit losses on accounts receivable is recognized in general and administrative expenses.

The Company has recorded $12,191 and $9,720 in net accounts receivable and $0 and $0 in loans receivable as of June 30, 2025 and March 31, 2025, respectively. The Company has assessed the collectability of loans receivables of $102,305 and provided a 100% allowance for uncollectable as of June 30, 2025 and March 31, 2025, respectively. The Company recorded an allowance for credit losses of $106,629 and $85,020 on accounts receivable at June 30, 2025 and March 31, 2025, respectively. Credit loss expense recorded for the three months ended June 30, 2025 and 2024 recorded was $21,609 and $0, respectively.

The Company recorded allowance for credit losses as follows:

Balance - March 31, 2025	$85,020
Credit losses expense	21,609
Less Credit losses written off	-
Balance - June 30, 2025	$106,629

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

June 30, 2025 and 2024

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

Long-lived Assets

In accordance with Accounting Standards Codification (“ASC”) ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets including internal-use software and intangible assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three months ended June 30, 2025 and 2024, respectively.

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

June 30, 2025 and 2024

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

The Company’s parent recognizes revenues from card sales when the product is deemed delivered to the customer, and the ownership/control is transferred. The Company’s parent will recognize revenue from card service fees and card transactions once the service or transaction is completed, respectively. The Company’s parent recognize implementation fees, which are considered as distinct services and a separate performance obligation, at a point in time once the implementation services are completed or if the Company receives non-refundable fees and the contract is subsequently terminated.

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

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

(Unaudited)

Implementation revenues, which are considered as distinct services and a separate performance obligation, are derived from implementing our majority-owned subsidiary’s Millenium Payment Hub platform, as a SaaS for customers requiring and/or requesting customization and includes: (i) assessing the scope; and (ii) providing services associated with designing, building, deploying and modifying the Customer Instance (including all other Customer Solutions). Such customization may include implementation of additional connectors, integration with other card issuing platforms, implementation of compliance features, development of a mobile application for end users, and enablement of international remittance capabilities. This includes all activities related to configuring, installing, and ensuring that the system is fully operational. Implementation revenues are recognized at the point in time when the implementation is finished, and the customer is able to use the system. Costs of each implementation are accumulated and capitalized until such time the implementation project has been completed, at which time the related implementation revenue is recognized and the costs of implementation are reclassified to cost of revenues.

Payments received from customers are recorded as deferred revenues until the revenue recognition criteria are met.

Revenue Disaggregation and Deferred Revenues

The Company records revenues from the implementation of services and subscription services, respectively. Revenues for the three months ended June 30, 2025 and 2024, are as follows:

	For the Three Months ended June 30,
	2025	2024
Implementation fees - services	$60,000	$-
Subscription fees	35,556	-
Total revenues	$95,556	$-

The Company recorded deferred revenues as follows:

Balance - March 31, 2025	$55,252
Additions to deferred revenues	50,000
Revenue recognized during the three months ended June 30, 2025	(51,507)
Balance - June 30, 2025	$53,745

Deferred revenue at June 30, 2025 is expected to be recognized as revenues over the nine months ended March 31, 2026.

Cost of Revenues

Cost of revenues include (i) labor costs associated with the implementation of services and subscription revenues of internal-use software, and (ii) product costs incurred from the sale of prepaid debit/gift cards..

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

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed. The Company recorded in general and administrative expenses, research and development costs of $0 for the three months June 30, 2025 and 2024, respectively.

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

June 30, 2025 and 2024

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

Fair market value of Millenium EBS assets at acquisition date	$14,833,333
Allocation of non-controlling interest	40%
Initial non-controlling interest at acquisition	5,933,333
Loss allocated to non-controlling interest for the period from December 14, 2024 to March 31, 2025	(124,303)
Non-controlling interest – March 31, 2025	$5,809,030
Loss allocated to non-controlling interest for the period from April 1, 2025 to June 30, 2025	(69,483)
Non-controlling interest – June 30, 2025	$5,739,547

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

	For the Three Months Ended June 30,
	2025	2024
Net loss computation of basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(274,030)	$(259,359)

Basic and diluted net loss per share:
Basic and diluted net loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	14,273,353	12,090,050

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive, are as follows as of June 30, 2025 and 2024, respectively, (in common equivalent shares):

	June 30, 2025	June 30, 2024
Preferred stock	292,000,000	292,000,000
Total anti-dilutive weighted average shares	292,000,000	292,000,000

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	June 30, 2025	March 31, 2025
Furniture and fixtures	5 years	$182,302	$180,278
Leasehold Improvements	3.2 years	273,490	273,490
Office equipment	3 years	5,500	5,500
		461,292	459,268
Less: Accumulated depreciation and amortization		(340,943)	(314,227)
Total		$120,349	$145,041

Depreciation and amortization expense for the three months ended June 30, 2025 and 2024 totaled $26,716 and $32,802, respectively.

NOTE 4 – ACQUISITION OF MILLENIUM EBS, INC. AND NON-CONTROLLING INTEREST

On October 25, 2024, the Company entered into a Stock Exchange and Acquisition Agreement (the “Agreement”) with Millenium EBS, Inc. whereby the principal owner of EBS agreed to sell 3,600,000 shares of EBS (constituting 60% of the issued and outstanding shares of MEI), to the Company in exchange for (i) 2,100,000 shares of the Company valued at $4.00 per share based on the last sale of common shares in the last capital raises totaling $8,400,000 (due on the Closing Date of Agreement), and (ii) $500,000 cash (due within 90 days of the Closing Date of Agreement). The acquisition transaction closed on December 13, 2024. On March 1, 2025, the Company and the sole stockholder of Millenium EBS mutually agreed to extend the payment of cash consideration to December 31, 2025. The Company has the purchase option and right of first refusal to purchase the remaining 40% of MEI. The acquisition was treated as a business combination under ASC 805 “Business Combination”. This acquisition positions the Company to emerge as a prominent payment hub and prepaid debit card provider, significantly expanding its reach and capabilities globally in the fintech sector. The acquisition includes ownership of the MEI Payment Hub, an advanced payment orchestration and modernization platform that efficiently manages payments across multiple networks. This strategic move will enhance the Company’s ability to deliver a unified payment hub platform for small and medium-sized financial institutions worldwide.

Millenium EBS Inc. owns a comprehensive payment orchestration and modernization platform, designed to streamline and manage financial transactions across various channels such as Swift, RTGS, ACH, FedNow, and Fedwire. By integrating diverse payment systems into a unified framework, the platform allows financial institutions to enhance operational efficiency and flexibility while adhering to regulatory requirements. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization shall be provided for on a straight-line basis over the expected useful lives of the software cost and related upgrades and enhancements. The cost of the MPH is being amortized over its estimated useful life of 10 years. (See Note 5).

Acquisition of Millenium EBS, Inc. on December 13, 2024
Consideration paid for acquisition	$8,900,000
% of Millennium EBS acquired	60%
Total fair market value of Millennium EBS net assets	$14,833,333

Assets Acquired:
Deferred Costs	$31,948
Intangible assets	4,070,000
Goodwill	10,782,815

Liabilities Assumed:
Accounts payable	$(51,430)
Non-controlling interest	(5,933,333)
Purchase price	$8,900,000

Non-controlling Interest
Fair market value of Millenium EBS assets	$14,833,333
Allocation of noncontrolling interest	40%
Initial non-controlling interest acquired	$5,933,333

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

(Unaudited)

Goodwill is expected to be deductible for income tax purposes over 15 years. The fair value of assets acquired and liabilities assumed is provisional pending a fair value valuation to be finalized within the one year measurement period.

NOTE 5 – INTERNAL-USE SOFTWARE

As of June 30, 2025, the Company had capitalized costs of $4,070,000 relating to the acquisition of MEI’s Millenium Payment Hub platform (“MPH”). The Company also had capitalized costs of $551,683 relating to the Parent internal-use software. The parent internal-use software was developed by a third party and passed the preliminary project stage prior to capitalization. For the three months ended June 30, 2025, the Company did not incur any internal-use software development costs on the parent company software. Amortization of the internal-use software of the parent will begin once the software is placed in service, which management has determined will start once service revenues begin.

	Useful Life (Years)	June 30, 2025	March 31, 2025
Prepaid Debit/Credit Card software	-	$551,683	$551,683
Millenium Payment Hub platform	10	4,070,000	4,070,000
Less: Accumulated amortization		(222,112)	(120,362)
Total		$4,399,571	$4,501,321

The carrying value of the MPH software and related accumulated amortization is summarized in the table below:

Millenium Payment Hub
Carrying value of MPH software - date of acquisition December 13, 2024 (Subject to measurement period revaluation – See Note 4)	$4,070,000
Additions	-
Less: Amortization	(222,112)
Carrying value of MPH software at June 30, 2025	$3,847,888

Amortization expense for the period from April 1, 2025 to June 30, 2025 totalled $101,751, and is included in general and administrative expense.

Total estimated future amortization expense for the intangible asset is as follows:

Fiscal Year ended March 31,
2026	$305,250
2027	407,000
2028	407,000
2029	407,000
2030	407,000
Thereafter	1,914,638
Total	$3,847,888

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Payables:

	June 30, 2025	March 31, 2025
Payable to Chief Executive Officer	$24,072	$6,593
Payable to sole stockholder of Millenium EBS Inc., Director	554,752	508,302
Payable to Millenium Consultants, Inc.	152,854	108,933
Total	$731,678	$623,828

The Company’s Chief Executive Officer (“CEO”), from time to time, has provided advances to the Company for its working capital purposes. The CEO had advanced funds to the Company totaling $24,072 and $6,593 as of June 30, 2025 and March 31, 2025, respectively, which is included in related party payables on the condensed consolidated balance sheet. The funds advanced are unsecured, non-interest bearing, and due on demand.

On December 1, 2020, the Company entered into an employment agreement with its CEO for a three-year term, for an annual compensation of $150,000 with a 10% annual increase in compensation effective October 1 of each year. The initial term of the employment agreement is automatically renewed for successive one-year periods unless either party gives ninety (90) calendar days written notice of nonrenewal prior to the expiration of the then-current term. The Company has recorded in general and administrative expenses compensation expense of $54,903 and $49,913 for the three months ended June 30, 2025 and 2024, respectively. The total compensation payable to the CEO was $835,861 and $780,958 as of June 30, 2025 and March 31, 2025, respectively (Note 7).

Pursuant to the terms of MEI acquisition, the Company is obligated to pay to the sole stockholder of MEI cash consideration of $500,000 upon closing of the transaction (Note 4). In addition, the Company entered into a consulting agreement with the sole stockholder, agreeing to pay monthly consulting fee of $16,000 for ongoing services upon close of MEI acquisition. The Company has recorded a consulting expense of $48,000 payable to the sole stockholder for the three months ended June 30, 2025 which is included in related party payables on the condensed consolidated balance sheet. The total amount payable to the sole shareholder amounted to $554,752 and $508,302 as of June 30, 2025 and March 31, 2025, respectively, included $430,000 of the acquisition payable. The sole shareholder of MEI was appointed as a member of the Board of Directors of the Company upon consummation of the acquisition of MEI.

The Company is obligated to pay for services to Millenium Consultants, Inc., an entity owned by the sole selling stockholder of MEI and director, totaling $152,854 and $108,933 as of June 30, 2025 and March 31, 2025, respectively.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases

The Company reported the following summary of non-cancellable operating leases in accordance with the provisions of ASC 842 Topic 842 “Leases” as follows:

Summary of Non-Cancellable Operating Leases as of June 30, 2025:

	Vehicle	Office Lease	Total
Right-of-use asset, net	$-	$23,339	$23,339

Current lease liabilities	$-	$24,156	$24,156
Non-current lease liabilities	-	-	-
Total operating lease liabilities	$-	$24,156	$24,156

Vehicle

On July 12, 2022, the Company executed a non-cancellable operating lease for a vehicle with the lease commencing on July 12, 2022 for a three-year term. The Company paid $10,000 at the execution of the lease which included $1,793 as first month payment, and $8,207 as vehicle registration, capitalized cost reduction and other handling fees. The Company recorded rent expenses for this vehicle lease of $6,063 and $6,063 for the three months ended June 30, 2025 and 2024, respectively. The lease expires on July 11, 2025.

Supplemental balance sheet information related to the vehicle lease is as follows as of June 30, 2025:

Operating Lease
Right-of-use asset, net	$-

Current lease liabilities	$-
Non-current lease liabilities	-
Total operating lease liabilities	$-

Weighted average remaining lease term (years)	0

Weighted average discount rate per annum	12%

As the lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future costs are as follows:

For the years ending	Vehicle
March 31, 2026 (remaining)	$-
Total lease payments	-
Less: imputed interest	-
Present value of lease liabilities	$-

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

The Company recorded rent expense including common area maintenance for this office lease of $11,359 and $11,359 for the three months ended June 30, 2025 and 2024, respectively.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

(Unaudited)

Supplemental balance sheet information related to the office lease is as follows as of June 30, 2025:

Operating Lease
Right-of-use asset, net	$23,339

Current lease liabilities	$24,156
Non-current lease liabilities	-
Total operating lease liabilities	$24,156

Weighted average remaining lease term (years)	.83

Weighted average discount rate per annum	12%

As the lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future costs are as follows:

For the years ending	Office Lease
March 31, 2026 (remaining)	$20,969
March 31, 2027	4,660
Total lease payments	25,629
Less: imputed interest	(1,473)
Present value of lease liabilities	$24,156

Office Leases - Others

On August 27, 2020, the Company formally executed a month-to-month cancellable operating lease for leasing office space in an executive suite, commencing on September 1, 2020 for $259 per month. The Company paid a security deposit of $259 on September 7, 2020. The monthly rent increased to $279 effective January 1, 2021 and then to $289 effective October 1, 2022. The Company has recorded rent expenses of $867 and $867 for the three months ended June 30, 2025 and 2024, respectively.

On October 26, 2020, the Company executed a non-cancellable operating lease agreement for its principal office for a monthly rent of $5,500, with the lease commencing on November 1, 2020 for a period of 12 months. The Company paid a security deposit of $5,500 on October 28, 2020. On November 25, 2021, the Company executed a month-to-month lease for this office facility at a monthly rental of $6,500. The Company has recorded rent expenses of $19,500 and $19,500 for the three months ended June 30, 2025 and 2024, respectively.

The Company has recorded total rent expense for all above leases of $37,789 and $37,789 for the three months ended June 30, 2025 and 2024, respectively.

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

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of June 30, 2025.

Acquisition Payable

As discussed in Note 4, the acquisition payable of $500,000 was due to be paid 90 days from the acquisition closing date which was March 13, 2025. As of June 30, 2025 and March 31, 2025, $430,000 of this acquisition payable remained unpaid. On March 1, 2025, the Company and the sole selling stockholder of Millenium EBS mutually agreed to extend the payment of cash consideration to December 31, 2025.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

(Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at June 30, 2025 and March 31, 2025 was 500,000,000 authorized common shares with a par value of $0.001 per share, and 25,000,000 authorized preferred shares with a par value of $0.001 per share.

Common Stock

During the three months ended June 30, 2025, the Company sold 1,412 shares of its common stock and received cash consideration of $6,350.

The Company had received from six investors cash proceeds of $60,000 in stock subscriptions which were recorded as stock subscriptions received with credit to equity. On April 8, 2024, the Company issued 15,000 shares of common stock to these six investors to settle the $60,000 in stock subscriptions received.

Preferred Stock

The Board of Directors, without further approval of its stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preference and other rights and restrictions relating to any series. Issuance of shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of our Common Stock and other series of Preferred Stock then outstanding.

Series A Preferred Stock

There are 1,000,000 shares of Series A Preferred Stock designated, and 292,000 shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively.

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

June 30, 2025 and 2024

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

As a result of all preferred stock issuances, the total issued and outstanding shares of preferred stock were 292,000 shares as of June 30, 2025 and March 31, 2025, respectively.

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

The 2022 Plan is administered by our board of directors; however, the board of directors may designate administration of the 2022 Plan to a committee consisting of at least two independent directors. Awards may be made under the 2022 Plan for up to 5,000,000 shares of common stock of the Company. Only employees of our Company or of an “Affiliated Company”, as defined in the 2022 Plan, (including members of the board of directors if they are employees of our Company or of an Affiliated Company) are eligible to receive incentive stock options under the 2022 Plan. Employees of our Company or of an Affiliated Company, members of the board of directors (whether or not employed by our company or an Affiliated Company), and “Service Providers”, as defined in the 2022 Plan, are eligible to receive non-qualified options, restricted stock units, and stock appreciation rights under the 2022 Plan. All awards are subject to Section 162(m) of the Internal Revenue Code. As of June 30, 2025 and March 31, 2025, 4,750,000 shares of common stock awards remain available for issuances pursuant to 2022 Plan.

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

Strategic Transformation: The Millennium EBS Inc. Acquisition

The acquisition of Millennium EBS represents a pivotal event in the Company’s history, fundamentally complementing our business model and growth trajectory. Millennium brings a proprietary, state-of-the-art technology platform and deep domain expertise in critical areas of financial technology. This acquisition has immediately expanded our total addressable market and shifted our primary focus toward the high-growth, business-to-business (B2B) in the traditional banking, payments and the fintech sector. Our strategy is now centered on leveraging the Millennium EBS platform to deliver a comprehensive suite of “Payment Hub” related services.

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

Regarding remittance, more than $150 billion outbound remittances are sent annually in the U.S., and over 500 million people are globally utilizing and own crypto assets including USDT. USDT is the most widely used stable coin, with a daily trading volume exceeding $70 billion.

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

●	Revenue Growth: The combined Company anticipates potential revenue growth in revenue over the next year, driven by the new integrated Payment Hub platform.

●	Stock Transaction: Millennium EBS shareholders received approximately 17% equity ownership stake in BlueOne Card, while BlueOne will own a 60% stake in Millennium EBS.

●	Synergies: The acquisition is expected to create substantial synergies by integrating Millennium EBS’s advanced payment orchestration platform with BlueOne Card’s established international platform, accelerating both domestic and global growth.

●	Future Outlook: The Company aims to work towards meeting NASDAQ listing requirements by Q4 2026, subject to market conditions and other factors.

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

Internal-Use Software

Costs incurred to develop internal-use software during the preliminary project stage are expensed as incurred. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the intended function. Capitalization ceases at the point where the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of five years of the internal-use software development costs and related upgrades and enhancements. When the existing software is replaced with new software, the unamortized costs of the old software is expensed when the new software is ready for its intended use.

The Company conducts a qualitative assessment of internal-use software impairment using the guidelines of ASC 350-40-35-1 Internal-Use Software. If impairment is indicated, then the Company conducts a quantitative impairment test under ASC 360 for long lived assets.

Business Combination

The Company accounts for business acquisitions using the acquisition method of accounting where the assets acquired and the liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. Business acquisitions are included in the Company’s consolidated financial statements as of the date of the acquisition. The Company evaluates acquisitions pursuant to ASC 805, “Business Combinations,” to determine whether the acquisition should be classified as either an asset acquisition or a business combination.

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

The Company’s parent recognizes revenues from card sales when the product is deemed delivered to the customer, and the ownership/control is transferred. The Company’s parent will recognize revenue from card service fees and card transactions once the service or transaction is completed, respectively. The Company’s parent will recognize implementation fees which are considered as distinct services and a separate performance obligation, at a point in time once the implementation services are completed or if the Company receives non-refundable fees and the contract is subsequently terminated.

Subscription revenues are derived from contracts with customers for use of its subsidiary’s Millenium Payment Hub platform, which is available as a standalone product, but it can also be customized. Subscription revenue is recognized over time on a pro-rata basis over the applicable subscription contractual period, ranging from one month to five years.

Implementation revenues which are considered as distinct services and a separate performance obligation, are derived from implementing our majority-owned subsidiary’s Millenium Payment Hub platform, as a SaaS for customers requiring and/or requesting customization and includes: (i) assessing the scope; and (ii) providing services associated with designing, building, deploying and modifying the Customer Instance (including all other Customer Solutions). Such customization may include implementation of additional connectors, integration with other card issuing platforms, implementation of compliance features, development of a mobile application for end users, and enablement of international remittance capabilities. This includes all activities related to configuring, installing, and ensuring that the system is fully operational. Implementation revenues are recognized at the point in time when the implementation is finished, and the customer is able to use the system. Costs of each implementation are accumulated and capitalized until such time the implementation project has been completed, at which time the related implementation revenue is recognized, and the costs of implementation are reclassified to cost of revenues.

Payments received from customers are recorded as deferred revenues until the revenue recognition criteria are met.

Recent Accounting Pronouncements

See Note 2 of Notes to the Consolidated Financial Statements contained in this Form 10-Q for management’s discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024 (Unaudited)

Revenues and Cost of Revenues

We recorded $95,556 in revenues from the implementation of services, and subscription revenues of internal-use software under BlueOne Card and Millenium Payment Hub platform provided to the customers, for the three months ended June 30, 2025. We did not sell any prepaid debit or gift cards to the customers during the three months ended June 30, 2025 and 2024, respectively.

Cost of revenues associated with the implementation of services and subscription revenues of internal-use software under Millenium Payment Hub for services excludes software amortization which is included in general and administrative expense, totalled $35,060 and $0 for the three months ended June 30, 2025 and 2024. Cost of revenues from the sale of prepaid debit/gift cards for the three months ended June 30, 2025 and 2024 were $0, respectively.

Operating Expenses

Operating expenses incurred by the Company included legal, accounting and professional fees, all costs associated with marketing, advertising and promotion, research and development, rent, payroll, travel, software amortization and other general and administrative expenses. We recorded operating expenses of $433,479 and $257,605 for the three months ended June 30, 2025 and 2024, respectively. The net increase in operating expenses of $175,874 was primarily due to combined expenses of BlueOne Card Inc. and Millenium EBS Inc. (acquired on December 13, 2024) for the three months ended June 30, 2025, compared to only BlueOne Card, Inc. expenses for the three months ended June 30, 2024. The increase in expenses resulted due to increase in consulting expenses, marketing expenses, professional fees relating to legal accounting & audit fees, software amortization, and other general and administrative expenses.

Other Income (Expense)

Interest expense related to financing the purchase of Company vehicle and credit card interest totalled $5,590 and $1,754 for the three months ended June 30, 2025 and 2024, respectively. Interest expense increased primarily as a result of credit card interest for the three months ended June 30, 2025 as compared to the same period in 2024.

Non-controlling interest

We recorded the non-controlling interest of the loss in our majority-owned subsidiary Millenium EBS (acquired on December 13, 2024) allocated to the non-controlling interest owners of the subsidiary of $69,483 for the three months ended June 30, 2025. We did not have any subsidiary for the same comparable period in 2024.

Net Loss

We reported a net loss of $343,513 and $259,359 for the three months ended June 30, 2025 and 2024, respectively. The increase in net loss was primarily due to the increase in operating expenses incurred with the acquisition of Millenium EBS, Inc.

Liquidity and Capital Resources

Liquidity and Capital Resources for the three months ended June 30, 2025 and 2024, respectively:

	June 30, 2025	June 30, 2024
Summary of Cash Flows:
Net cash used in operating activities	$(50,016)	$(134,710)
Net cash used in investing activities	(2,024)	-
Net cash provided by financing activities	6,350	75,000
Net (decrease) in cash	(45,690)	(59,710)
Cash – Beginning of the period	46,018	75,063
Cash – End of the period	$328	$15,353

Operating Activities

Cash used in operating activities for the three months June 30, 2025 was $50,016, primarily as a result of net loss of $343,513, depreciation and amortization of $26,716, non-cash rent expense of $664, amortization of internal-use software of $101,751, and a net increase in operating assets and liabilities of $164,365 due to increase in accounts receivable of $2,471, increase in accounts payable and accrued liabilities of $5,590, increase in compensation payable to officer of $54,903, decrease in deferred revenues of $1,507, and an increase in related party payables of $107,850.

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

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2025, was $2,024, due to purchase of property and equipment. Net cash used in investing activities for the three months ended June 30, 2024, was $0.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2025, was $6,350, consisting of cash received from sale of common stock of $6,350. Net cash provided by financing activities for the three months ended June 30, 2024 was $75,000 consisting of cash received from sale of common stock of $75,000.

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

Inflation

The amounts presented in our consolidated financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company recorded a net loss attributable to common stockholders of $274,030, net cash flows used in operating activities of $50,016 for the three months ended June 30, 2025, and has an accumulated deficit and working capital deficit of $5,197,025 and $1,906,788, as of June 30, 2025. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these condensed consolidated financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage and Capital Resources

We have devoted substantially all of our efforts to business planning since our inception on July 6, 2007. Accordingly, we are considered to be in the development stage. We have not generated any significant revenues from our operations on a commercial scale, and we will not commence generating revenues on a commercial scale until sometime during the first calendar quarter of 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Currently, there is only one officer and two independent directors, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer (who also serves as the principal financial and accounting officer) believes that the Company’s disclosure controls and procedures are not effective as of June 30, 2025 due to the material weaknesses in internal control over financial reporting. We noted deficiencies involving lack of segregation of duties, lack of internal control documentation that we believe to be material weaknesses. Other material weaknesses include lack of monitoring controls over the evaluation of impairment of intangibles and long-lived assets.

Changes in Internal Control over Financial Reporting

Other than the deficiencies as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2025, the Company sold 1,422 shares of common stock to 4 investors for a total cash consideration of $6,350.

The shares of common stock were issued and sold pursuant to exemptions from the registration requirements of Section 5 of the Securities Act contained in Section 4(a)(2) and/or Regulation D thereof. No sales commissions were paid in connection with the sales of these securities and no general solicitation was used.

Item 5. Other Information.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BlueOne Card, Inc.

Date: September 30, 2025	/s/ James Koh
James Koh
(Principal Executive Officer and Principal Financial and Accounting Officer)

