Form 10-Q
period 2025-09-30
BlueOne Card, Inc.
filed 2025-11-19
CIK 1496690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at November 19, 2025 was 14,297,295 shares.

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

ii

PART I.

Item 1. Financial Statements.

BLUEONE CARD, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash	$496	$46,018
Accounts receivable, net	18,986	9,720
Prepaid deposits and other current assets	10,068	10,068
Total Current Assets	29,550	65,806

Property and equipment, net	93,631	145,041
Internal-use software, net	4,297,821	4,501,321
Goodwill	10,782,814	10,782,814
Right-of-use asset	73,319	35,219
Deposits	4,391	4,391
Total Assets	$15,281,526	$15,534,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$340,773	$278,343
Compensation payable to officer	890,765	780,958
Deferred revenue	149,205	55,252
Related party payables	842,945	623,828
Lease liabilities - current portion	37,590	30,781
Total Current Liabilities	2,261,278	1,769,162

Lease liabilities - net of current portion	38,226	4,591
Total Liabilities	2,299,504	1,773,753

Commitments and Contingencies (See Note 7)

Stockholders’ Equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized, Series A Preferred Stock, 1,000,000 shares designated, 292,000 shares issued and outstanding at September 30, 2025 and March 31, 2025, respectively	292	292
Common stock, $0.001 par value; 500,000,000 shares authorized, 14,275,072 shares and 14,273,260 shares issued and outstanding at September 30, 2025 and March 31, 2025, respectively	14,276	14,274
Additional paid in capital	12,868,386	12,860,238
Accumulated deficit	(5,561,032)	(4,922,995)
Total BlueOne Card Inc. Stockholders’ Equity	7,321,922	7,951,809

Non-controlling interest in subsidiary	5,660,100	5,809,030

Total Equity	12,982,022	13,760,839

Total Liabilities and Equity	$15,281,526	$15,534,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE CARD, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024

Revenues	$29,650	$-	$125,206	$-

Operating Expenses
Cost of revenues (excluding software amortization included in G&A)	24,624	-	59,684	-
Legal and filing fees	2,859	4,308	3,536	7,394
Rent	42,469	37,568	80,258	75,357
General and administrative	397,530	187,940	757,483	404,670
Total Operating Expenses	467,482	229,816	900,961	487,421

Loss from Operations	(437,832)	(229,816)	(775,755)	(487,421)

Other Income (Expense)
Interest expense	(5,622)	(4,245)	(11,212)	(5,999)
Total Other Income (Expense)	(5,622)	(4,245)	(11,212)	(5,999)

Loss before Income Taxes	(443,454)	(234,061)	(786,967)	(493,420)

Provision for Income Tax	-	-	-	-

Net Loss	$(443,454)	$(234,061)	$(786,967)	$(493,420)

Net loss of subsidiary attributable to non-controlling interest	79,447	-	148,930	-

Net loss attributable to common shareholders	$(364,007)	$(234,061)	$(638,037)	$(493,420)

Basic and Diluted Net Loss Attributable to Common Shareholders Per Share	$(0.03)	$(0.02)	$(0.04)	$(0.04)

Weighted Average Number of Shares Outstanding - Basic and Diluted	14,274,724	12,123,758	14,274,042	12,106,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE CARD, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended September 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	Equity
Balance - June 30, 2025	292,000	$292	14,274,672	$14,275	$12,866,587	$-	$(5,197,025)	$5,739,547	$13,423,676
Sale of common stock	-	-	400	1	1,799	-	-	-	1,800
Net loss	-	-	-	-	-	-	(364,007)	(79,447)	(443,454)
Balance - September 30, 2025	292,000	$292	14,275,072	$14,276	$12,868,386	$-	$(5,561,032)	$5,660,100	$12,982,022

For the Six Months Ended September 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	Equity
Balance - March 31, 2025	292,000	$292	14,273,260	$14,274	$12,860,238	$-	$(4,922,995)	$5,809,030	$13,760,839
Sale of common stock	-	-	1,812	2	8,148	-	-	-	8,150
Net loss	-	-	-	-	-	-	(638,037)	(148,930)	(786,967)
Balance - September 30, 2025	292,000	$292	14,275,072	$14,276	$12,868,386	$-	$(5,561,032)	$5,660,100	$12,982,022

For the Three Months Ended September 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Non-controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	(Deficit)
Balance - June 30, 2024	292,000	$292	12,106,204	$12,106	$4,179,156	$-	$(4,131,111)	$-	$60,443
Sale of common stock	-	-	21,250	21	84,979	-	-	-	85,000
Net loss	-	-	-	-	-	-	(234,061)	-	(234,061)
Balance - September 30, 2024	292,000	$292	12,127,454	$12,127	$4,264,135	$-	$(4,365,172)	$-	$(88,618)

For the Six Months Ended September 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	Equity
Balance - March 31, 2024	292,000	$292	12,072,454	$12,072	$4,044,190	$60,000	$(3,871,752)	$-	$244,802
Sale of common stock	-	-	55,000	55	219,945	(60,000)	-	-	160,000
Net loss	-	-	-	-	-	-	(493,420)	-	(493,420)
Balance - September 30, 2024	292,000	$292	12,127,454	$12,127	$4,264,135	$-	$(4,365,172)	$-	$(88,618)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE CARD, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(786,967)	$(493,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,434	65,603
Non-cash rent expense	2,344	1,527
Amortization of internal-use software	203,500	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(9,266)	-
Increase in accounts payable and accrued liabilities	62,430	110,339
Increase in compensation payable to officer	109,807	99,825
Increase in deferred revenue	93,953	-
Increase (decrease) in related party payables	219,117	(6,962)
Net Cash Used In Operating Activities	(51,648)	(223,088)

Cash Flows From Investing Activities:
Cash paid for purchase of property and equipment	(2,024)	-
Net Cash Used In Investing Activities	(2,024)	-

Cash Flows From Financing Activities:
Cash proceeds from sale of common stock	8,150	160,000
Net Cash Provided By Financing Activities	8,150	160,000

Net (Decrease) in Cash	(45,522)	(63,088)

Cash - Beginning of the Period	46,018	75,063

Cash - End of the Period	$496	$11,975

Supplemental Disclosures of Cash Flows
Cash paid for interest	$11,212	$5,999
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Present value of initial lease liability and right-of-use asset	$77,350	$70,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

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

On October 25, 2024, the Company entered into a Stock Exchange and Acquisition Agreement (the “Agreement”) with Millennium EBS, Inc., a New Jersey corporation (“MEI”), and Shinto Matthew, a shareholder owning 6,000,000 shares of common stock of MEI (the “Shareholder”). Pursuant to the Agreement, the Company acquired 3,600,000 shares of common stock of MEI (constituting 60% of the outstanding issued securities of MEI) owned by the Shareholder (the “MEI Shares”) in exchange (the “Exchange”) for 2,100,000 shares of the common stock of the Company (the “BCI Shares”). Subject to a 30-day grace period, the Company was obligated to pay to the Shareholder $500,000 within 90 days of closing, which was subsequently extended to December 31, 2025 (the “Cash Consideration”). Closing was conditioned upon the filing of Articles of Exchange with the Nevada Secretary of State. On December 13, 2024, the Articles of Exchange were filed pursuant to approval of the Company’s Board of Directors, the Exchange closed, and the BCI shares were issued to the Shareholder of MEI. MEI is now a majority owned subsidiary of the Company. This acquisition positions the Company to emerge as a prominent payment hub and prepaid debit card provider, significantly expanding its reach and capabilities globally in the fintech sector. The acquisition includes ownership of the MEI Payment Hub, an advanced payment orchestration and modernization platform that efficiently manages payments across multiple networks. This strategic move will enhance the Company’s ability to deliver a unified payment hub platform for small and medium-sized financial institutions worldwide.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company has recorded for the six months ended September 30, 2025, a net loss attributable to common stockholders of $638,037, net cash flows used in operating activities of $51,648, and has an accumulated deficit and working capital deficit of $5,561,032 and $2,231,728 as of September 30, 2025. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these condensed consolidated financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its subsidiary. The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. The interim condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These interim condensed consolidated financial statements, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2025 and 2024; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed consolidated financial statements, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on August 27, 2025. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period.

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

September 30, 2025 and 2024

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and March 31, 2025, respectively.

Concentration

Cash Concentration

Cash is maintained at one financial institution and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of September 30, 2025 and March 31, 2025, the Company did not have any cash balances in a financial institution which exceeded federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operation and cash flow.

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

The Company has recorded $18,986 and $9,720 in net accounts receivable and $0 and $0 in loans receivable as of September 30, 2025 and March 31, 2025, respectively. The Company has assessed the collectability of loans receivables of $102,305 and provided a 100% allowance for uncollectable as of September 30, 2025 and March 31, 2025, respectively. The Company recorded an allowance for credit losses of $106,629 and $85,020 on accounts receivable at September 30, 2025 and March 31, 2025, respectively. Credit loss expense recorded for the six months ended September 30, 2025 and 2024 recorded was $21,609 and $0, respectively.

The Company recorded allowance for credit losses as follows:

Balance - March 31, 2025	$85,020
Credit losses expense	21,609
Less Credit losses written off	-
Balance - September 30, 2025	$106,629

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

September 30, 2025 and 2024

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

Long-lived Assets

In accordance with Accounting Standards Codification (“ASC”) ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets including internal-use software and intangible assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three months and six months ended September 30, 2025 and 2024, respectively.

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

September 30, 2025 and 2024

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

The Company’s parent recognizes revenues from card sales when the product is deemed delivered to the customer, and the ownership/control is transferred. The Company’s parent will recognize revenue from card service fees and card transactions once the service or transaction is completed, respectively. The Company’s parent recognizes implementation fees, which are considered as distinct services and a separate performance obligation, at a point in time once the implementation services are completed or if the Company receives non-refundable fees and the contract is subsequently terminated.

Subscription and licensing revenues are derived from contracts with customers for use of its subsidiary’s Millenium Payment Hub platform, which is available as a standalone product, but it can also be customized. Subscription revenues are recognized over time on a pro-rata basis over the applicable subscription contractual periods, ranging from one month to five years, and licensing revenues may be recognized at a point in time or over time depending upon the provisions in the customer contract.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

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

Payments received from customers are recorded as deferred revenues until the revenue recognition criterias are met.

Revenue Disaggregation and Deferred Revenues

The Company records revenues from the implementation of services, licensing fees and subscription services, respectively. Revenues for the three months and six months ended September 30, 2025 and 2024, are as follows:

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2025	2024	2025	2024
Implementation fees – services - point in time	$14,250	$-	$74,250	$-
License fees – at a point in time	10,000	-	10,000	-
Subscription fees – over time	5,400	-	40,956	-
Total revenues	$29,650	$-	$125,206	$-

The Company recorded deferred revenues as follows:

Balance - March 31, 2025	$55,252
Additions to deferred revenues	149,665
Revenue recognized during the six months ended September 30, 2025	(55,712)
Balance - September 30, 2025	$149,205

Deferred revenue at September 30, 2025 is expected to be recognized as revenues over the six months ending March 31, 2026.

Cost of Revenues

Cost of revenues include (i) labor costs associated with the implementation of services and subscription revenues of internal-use software, and (ii) product costs incurred from the sale of prepaid debit/gift cards.

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

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed. The Company recorded in general and administrative expenses, research and development costs of $0 for the three months and six months ended September 30, 2025 and 2024, respectively.

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

September 30, 2025 and 2024

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

Fair market value of Millenium EBS assets at acquisition date	$14,833,333
Allocation of non-controlling interest	40%
Initial non-controlling interest at acquisition	5,933,333
Loss allocated to non-controlling interest for the period from December 14, 2024 to March 31, 2025	(124,303)
Non-controlling interest – March 31, 2025	$5,809,030
Loss allocated to non-controlling interest for the period from April 1, 2025 to September 30, 2025	(148,930)
Non-controlling interest – September 30, 2025	$5,660,100

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

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Net loss computation of basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(364,007)	$(234,061)	$(638,037)	$(493,420)

Basic and diluted net loss per share:
Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.04)	$(0.04)
Basic and diluted weighted average common shares outstanding	14,274,724	12,123,758	14,274,042	12,106,996

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive, are as follows as of September 30, 2025 and 2024, respectively, (in common equivalent shares):

	September 30, 2025	September 30, 2024
Preferred stock	292,000,000	292,000,000
Total anti-dilutive weighted average shares	292,000,000	292,000,000

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	September 30, 2025	March 31, 2025
Furniture and fixtures	5 years	$182,302	$180,278
Leasehold Improvements	3.2 years	273,490	273,490
Office equipment	3 years	5,500	5,500
		461,292	459,268
Less: Accumulated depreciation and amortization		(367,661)	(314,227)
Total		$93,631	$145,041

Depreciation and amortization expense for the three months and six months ended September 30, 2025 totaled $26,718 and $53,434, and for three months and six months ended September 30, 2024 totaled $32,801 and $65,603, respectively.

NOTE 4 – ACQUISITION OF MILLENIUM EBS, INC. AND NON-CONTROLLING INTEREST

On October 25, 2024, the Company entered into a Stock Exchange and Acquisition Agreement (the “Agreement”) with Millenium EBS, Inc. whereby the principal owner of EBS agreed to sell 3,600,000 shares of EBS (constituting 60% of the issued and outstanding shares of MEI), to the Company in exchange for (i) 2,100,000 shares of the Company valued at $4.00 per share based on the last sale of common shares in the last capital raises totaling $8,400,000 (due on the Closing Date of Agreement), and (ii) $500,000 cash (due within 90 days of the Closing Date of Agreement). The acquisition transaction closed on December 13, 2024. On March 1, 2025, the Company and the sole stockholder of Millenium EBS mutually agreed to extend the payment of cash consideration to December 31, 2025 after $70,000 was paid on January 31, 2025. The Company has the purchase option and right of first refusal to purchase the remaining 40% of MEI. The acquisition was treated as a business combination under ASC 805 “Business Combination”. This acquisition positions the Company to emerge as a prominent payment hub and prepaid debit card provider, significantly expanding its reach and capabilities globally in the fintech sector. The acquisition includes ownership of the MEI Payment Hub, an advanced payment orchestration and modernization platform that efficiently manages payments across multiple networks. This strategic move will enhance the Company’s ability to deliver a unified payment hub platform for small and medium-sized financial institutions worldwide.

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

September 30, 2025 and 2024

(Unaudited)

Goodwill is expected to be deductible for income tax purposes over 15 years.

NOTE 5 – INTERNAL-USE SOFTWARE

As of September 30, 2025, the Company had capitalized costs of $4,070,000 relating to the acquisition of MEI’s Millenium Payment Hub platform (“MPH”). The Company also had capitalized costs of $551,683 relating to the Parent internal-use software. The parent internal-use software was developed by a third party and passed the preliminary project stage prior to capitalization. For the three months and six months ended September 30, 2025, the Company did not incur any internal-use software development costs on the parent company software. Amortization of the internal-use software of the Parent will begin once the software is placed in service, which management has determined will start once service revenues begin.

	Useful Life (Years)	September 30, 2025	March 31, 2025
Prepaid Debit/Credit Card software	-	$551,683	$551,683
Millenium Payment Hub platform	10	4,070,000	4,070,000
Less: Accumulated amortization		(323,862)	(120,362)
Total		$4,297,821	$4,501,321

The carrying value of the MPH software and related accumulated amortization is summarized in the table below:

Millenium Payment Hub
Carrying value of MPH software - date of acquisition December 13, 2024 (Subject to measurement period revaluation – See Note 4)	$4,070,000
Additions	-
Less: Accumulated amortization	(323,862)
Carrying value of MPH software at September 30, 2025	$3,746,138

Amortization expense for the three months and six months ended September 30, 2025 totaled $101,750 and $203,500, and is included in general and administrative expense.

Total estimated future amortization expense for the intangible asset is as follows:

Fiscal Year ending March 31,
2026	$203,500
2027	407,000
2028	407,000
2029	407,000
2030	407,000
Thereafter	1,914,638
Total	$3,746,138

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Payables:

	September 30, 2025	March 31, 2025
Payable to Chief Executive Officer	$31,072	$6,593
Payable to sole stockholder of Millenium EBS Inc., Director	602,802	508,302
Payable to Millenium Consultants, Inc.	209,071	108,933
Total	$842,945	$623,828

The Company’s Chief Executive Officer (“CEO”), from time to time, has provided advances to the Company for its working capital purposes. The CEO had advanced funds to the Company totaling $31,072 and $6,593 as of September 30, 2025 and March 31, 2025, respectively, which is included in related party payables on the condensed consolidated balance sheet. The funds advanced are unsecured, non-interest bearing, and due on demand.

On December 1, 2020, the Company entered into an employment agreement with its CEO for a three-year term, for an annual compensation of $150,000 with a 10% annual increase in compensation effective October 1 of each year. The initial term of the employment agreement is automatically renewed for successive one-year periods unless either party gives 90 calendar days written notice of nonrenewal prior to the expiration of the then-current term. The Company has recorded in general and administrative expenses compensation expense of $54,905 and $109,808 for the three months and six months ended September 30, 2025, and $49,912 and $99,825 for the three months and six months ended September 30, 2024, respectively. The total compensation payable to the CEO was $890,765 and $780,958 as of September 30, 2025 and March 31, 2025, respectively (Note 7).

Pursuant to the terms of MEI acquisition, the Company is obligated to pay to the sole stockholder of MEI cash consideration of $500,000 on or before December 31, 2025 (Note 4). In addition, the Company entered into a consulting agreement with the sole stockholder, agreeing to pay monthly consulting fee of $16,000 for ongoing services upon close of MEI acquisition. The Company has recorded a consulting expense of $96,000 payable to the sole stockholder for the six months ended September 30, 2025, which is included in related party payables on the condensed consolidated balance sheet. The total amount payable to the sole shareholder amounted to $602,802 and $508,302 as of September 30, 2025 and March 31, 2025, respectively, which included $430,000 of the acquisition payable and $172,802 payable in consulting fees. The sole shareholder of MEI was appointed as a member of the Board of Directors of the Company upon consummation of the acquisition of MEI.

The Company is obligated to pay for services to Millenium Consultants, Inc., an entity owned by the sole selling stockholder of MEI and director, totaling $209,071 and $108,933 as of September 30, 2025 and March 31, 2025, respectively.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases

The Company reported the following summary of non-cancellable operating leases in accordance with the provisions of ASC 842 Topic 842 “Leases” as follows:

Summary of Non-Cancellable Operating Leases as of September 30, 2025:

	Vehicle	Office Lease	Total
Right-of-use asset, net	$56,085	$17,234	$73,319

Current lease liabilities	$19,762	$17,828	$37,590
Non-current lease liabilities	38,226	-	38,226
Total operating lease liabilities	$57,988	$17,828	$75,816

Vehicle

On May 17, 2025, the Company executed a non-cancellable operating lease for a vehicle with the lease commencing on May 17, 2025 for a three-year term. The Company paid $7,578 at the execution of the lease which included $2,210 as first month payment, and $5,368 as vehicle registration, capitalized cost reduction and other handling fees. The Company recorded rent expenses for this vehicle lease of $10,743 and $16,806 for the three months and six months ended September 30, 2025, and $0 and $0 for the three months and six months ended September 30, 2024 respectively. The lease expires on May 16, 2028.

Supplemental balance sheet information related to the vehicle lease is as follows as of September 30, 2025:

Operating Lease
Right-of-use asset, net	$56,085

Current lease liabilities	$19,762
Non-current lease liabilities	38,226
Total operating lease liabilities	$57,988

Weighted average remaining lease term (years)	2.5

Weighted average discount rate per annum	12%

As the lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future minimum lease payments are as follows:

For the years ending	Vehicle
March 31, 2026 (remaining)	$13,260
March 31, 2027	26,520
March 31, 2028	26,520
March 31, 2029	2,210
Total lease payments	68,510
Less: imputed interest	(10,522)
Present value of lease liabilities	$57,988

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

The Company recorded rent expense including common area maintenance for this office lease of $11,359 and $22,718 for the three months and six months ended September 30, 2025, and $11,359 and $22,718 for the three months and six months ended September 30, 2024, respectively.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Unaudited)

Supplemental balance sheet information related to the office lease is as follows as of September 30, 2025:

Operating Lease
Right-of-use asset, net	$17,234

Current lease liabilities	$17,828
Non-current lease liabilities	-
Total operating lease liabilities	$17,828

Weighted average remaining lease term (years)	0.58

Weighted average discount rate per annum	12%

As the lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future minimum lease payments are as follows:

For the years ending	Office Lease
March 31, 2026 (remaining)	$13,979
March 31, 2027	4,660
Total lease payments	18,639
Less: imputed interest	(811)
Present value of lease liabilities	$17,828

Office Leases - Others

On August 27, 2020, the Company formally executed a month-to-month cancellable operating lease for leasing office space in an executive suite, commencing on September 1, 2020 for $259 per month. The Company paid a security deposit of $259 on September 7, 2020. The monthly rent increased to $279 effective January 1, 2021 and then to $289 effective October 1, 2022. The Company has recorded rent expenses of $867 and $1,734 for the three months and six months ended September 30, 2025 and $867 and $1,734 for the three months and six months ended September 30, 2024, respectively.

On October 26, 2020, the Company executed a non-cancellable operating lease agreement for its principal office for a monthly rent of $5,500, with the lease commencing on November 1, 2020 for a period of 12 months. The Company paid a security deposit of $5,500 on October 28, 2020. On November 25, 2021, the Company executed a month-to-month lease for this office facility at a monthly rental of $6,500. The Company has recorded rent expenses of $19,500 and $39,000 for the three months and six months ended September 30, 2025, and $19,500 and $39,000 for the three months and six months ended September 30, 2024, respectively.

The Company has recorded total rent expense for all above leases of $39,469 and $77,258 for the three months and six months ended September 30, 2025, and $37,568 and $75,357 for the three months and six months ended September 30, 2024, respectively.

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

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of September 30, 2025.

Acquisition Payable

As discussed in Note 4, the acquisition payable of $500,000 was due to be paid 90 days from the acquisition closing date which was March 13, 2025. As of September 30, 2025 and March 31, 2025, $430,000 of this acquisition payable remained unpaid. On March 1, 2025, the Company and the sole selling stockholder of Millenium EBS mutually agreed to extend the payment of cash consideration to December 31, 2025.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

(Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at September 30, 2025 and March 31, 2025 was 500,000,000 authorized common shares with a par value of $0.001 per share, and 25,000,000 authorized preferred shares with a par value of $0.001 per share.

Common Stock

During the six months ended September 30, 2025 and 2024, the Company sold 1,812 shares and 55,000 shares of its common stock and received cash consideration of $8,150 and $220,000, respectively.

The Company had received from six investors cash proceeds of $60,000 in stock subscriptions as of March 31, 2024, which were recorded as stock subscriptions received with credit to equity. On April 8, 2024, the Company issued 15,000 shares of common stock to these six investors to settle the $60,000 in stock subscriptions received.

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

Series A Preferred Stock

There are 1,000,000 shares of Series A Preferred Stock designated, and 292,000 shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively.

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

September 30, 2025 and 2024

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

As a result of all preferred stock issuances, the total issued and outstanding shares of preferred stock were 292,000 shares as of September 30, 2025 and March 31, 2025, respectively.

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

The 2022 Plan is administered by our board of directors; however, the board of directors may designate administration of the 2022 Plan to a committee consisting of at least two independent directors. Awards may be made under the 2022 Plan for up to 5,000,000 shares of common stock of the Company. Only employees of our Company or of an “Affiliated Company”, as defined in the 2022 Plan, (including members of the board of directors if they are employees of our Company or of an Affiliated Company) are eligible to receive incentive stock options under the 2022 Plan. Employees of our Company or of an Affiliated Company, members of the board of directors (whether or not employed by our company or an Affiliated Company), and “Service Providers”, as defined in the 2022 Plan, are eligible to receive non-qualified options, restricted stock units, and stock appreciation rights under the 2022 Plan. All awards are subject to Section 162(m) of the Internal Revenue Code. As of September 30, 2025 and March 31, 2025, 4,750,000 shares of common stock awards remain available for issuances pursuant to 2022 Plan. As of September 30, 2025, there are no stock options outstanding under the 2022 Plan.

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

The 2022 Plan will continue in effect until all the stock available for grant or issuance has been acquired through the exercise of options or grants of shares, or until ten years after its adoption, whichever is earlier. Awards under the 2022 Plan may also be accelerated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all our assets. There were no new issuances of stock options or awards during the six months ended September 30, 2025.

NOTE 9 – SUBSEQUENT EVENTS

On October 14, 2025, the Company sold 22,223 shares of its common stock to an investor and received cash consideration of $100,000.

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

Results of Operations for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024 (Unaudited)

Revenues and Cost of Revenues

We recorded $29,650 in revenues from the implementation of services, licensing fees, and subscription revenues of internal-use software under BlueOne Card and Millenium Payment Hub platform provided to the customers, for the three months ended September 30, 2025. We did not record any revenues from the implementation of services, licensing fees or subscriptions for the three months ended September 30, 2024. In addition, we did not sell any prepaid debit or gift cards to the customers during the three months ended September 30, 2025 and 2024, respectively.

Cost of revenues associated with the implementation of services, licensing fees and subscription revenues of internal-use software under Millenium Payment Hub for services excludes software amortization, which is included in general and administrative expense, totaled $24,624 and $0 for the three months ended September 30, 2025 and 2024. Cost of revenues from the sale of prepaid debit/gift cards for the three months ended September 30, 2025 and 2024 was $0, respectively.

Operating Expenses

Operating expenses incurred by the Company included legal, accounting and professional fees, all costs associated with marketing, advertising and promotion, research and development, rent, payroll, travel, software amortization and other general and administrative expenses. We recorded operating expenses of $467,482 and $229,816 for the three months ended September 30, 2025 and 2024, respectively. The net increase in operating expenses of $237,666 was primarily due to combined expenses of BlueOne Card Inc. and Millenium EBS Inc. (acquired on December 13, 2024) for the three months ended September 30, 2025, compared to only BlueOne Card, Inc. expenses for the three months ended September 30, 2024. The increase in expenses resulted due to increase in consulting expenses, marketing expenses, professional fees relating to legal accounting & audit fees, software amortization, and other general and administrative expenses.

Other Income (Expense)

Interest expense related to financing the purchase of Company vehicle and credit card interest totaled $5,622 and $4,245 for the three months ended September 30, 2025 and 2024, respectively. Interest expense increased primarily as a result of credit card interest for the three months ended September 30, 2025 as compared to the same period in 2024.

Non-controlling interest

We recorded the non-controlling interest of the loss in our majority-owned subsidiary Millenium EBS (acquired on December 13, 2024) allocated to the non-controlling interest owners of the subsidiary of $79,447 for the three months ended September 30, 2025. We did not have any subsidiary for the same comparable period in 2024.

Net Loss

We reported a net loss of $364,007 and $234,061 for the three months ended September 30, 2025 and 2024, respectively. The increase in net loss was primarily due to the increase in operating expenses incurred with the acquisition of Millenium EBS, Inc.

Results of Operations for the Six Months Ended September 30, 2025 Compared to the Six Months Ended September 30, 2024 (Unaudited)

Revenues and Cost of Revenues

We recorded $125,206 in revenues from the implementation of services, licensing fees, and subscription revenues of internal-use software under BlueOne Card and Millenium Payment Hub platform provided to the customers, for the six months ended September 30, 2025. We did not record any revenues from the implementation of services, licensing fees or subscriptions for the six months ended September 30, 2024. In addition, we did not sell any prepaid debit or gift cards to the customers during the six months ended September 30, 2025 and 2024, respectively.

Cost of revenues associated with the implementation of services and subscription revenues of internal-use software under Millenium Payment Hub for services excludes software amortization, which is included in general and administrative expense, totaled $59,684 and $0 for the six months ended September 30, 2025 and 2024. Cost of revenues from the sale of prepaid debit/gift cards for the six months ended September 30, 2025 and 2024 was $0, respectively.

Operating Expenses

Operating expenses incurred by the Company included legal, accounting and professional fees, all costs associated with marketing, advertising and promotion, research and development, rent, payroll, travel, software amortization and other general and administrative expenses. We recorded operating expenses of $900,961 and $487,421 for the six months ended September 30, 2025 and 2024, respectively. The net increase in operating expenses of $413,540 was primarily due to combined expenses of BlueOne Card Inc. and Millenium EBS Inc. (acquired on December 13, 2024) for the six months ended September 30, 2025, compared to only BlueOne Card, Inc. expenses for the six months ended September 30, 2024. The increase in expenses resulted due to increase in consulting expenses, marketing expenses, professional fees relating to legal accounting & audit fees, software amortization, and other general and administrative expenses.

Other Income (Expense)

Interest expense related to financing the purchase of Company vehicle and credit card interest totaled $11,212 and $5,999 for the six months ended September 30, 2025 and 2024, respectively. Interest expense increased primarily as a result of credit card interest for the six months ended September 30, 2025 as compared to the same period in 2024.

Non-controlling interest

We recorded the non-controlling interest of the loss in our majority-owned subsidiary Millenium EBS (acquired on December 13, 2024) allocated to the non-controlling interest owners of the subsidiary of $148,930 for the six months ended September 30, 2025. We did not have any subsidiary for the same comparable period in 2024.

Net Loss

We reported a net loss of $638,037 and $493,420 for the six months ended September 30, 2025 and 2024, respectively. The increase in net loss was primarily due to the increase in operating expenses incurred with the acquisition of Millenium EBS, Inc.

Liquidity and Capital Resources

Liquidity and Capital Resources for the six months ended September 30, 2025 and 2024, respectively:

	September 30, 2025	September 30, 2024
Summary of Cash Flows:
Net cash used in operating activities	$(51,648)	$(223,088)
Net cash used in investing activities	(2,024)	-
Net cash provided by financing activities	8,150	160,000
Net (decrease) in cash	(45,522)	(63,088)
Cash – Beginning of the period	46,018	75,063
Cash – End of the period	$496	$11,975

Operating Activities

Cash used in operating activities for the six months September 30, 2025 was $51,648, primarily as a result of net loss of $786,967, depreciation and amortization of $53,434, non-cash rent expense of $2,344, amortization of internal-use software of $203,500, and a net increase in operating assets and liabilities of $476,041 due to increase in accounts receivable of $9,266, increase in accounts payable and accrued liabilities of $62,430, increase in compensation payable to officer of $109,807, increase in deferred revenue of $93,953, and an increase in related party payables of $219,117.

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

Investing Activities

Net cash used in investing activities for the six months ended September 30, 2025, was $2,024, due to purchase of property and equipment. Net cash used in investing activities for the six months ended September 30, 2024, was $0.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2025, was $8,150, consisting of cash received from sale of common stock of $8,150. Net cash provided by financing activities for the six months ended September 30, 2024 was $160,000 consisting of cash received from sale of common stock of $160,000.

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company has recorded for the six months ended September 30, 2025, a net loss attributable to common stockholders of $638,037, net cash flows used in operating activities of $51,648 and has an accumulated deficit and working capital deficit of $5,561,032 and $2,231,728 as of September 30, 2025. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these condensed consolidated financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Currently, there is only one officer and two independent directors, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer (who also serves as the principal financial and accounting officer) believes that the Company’s disclosure controls and procedures are not effective as of September 30, 2025 due to the material weaknesses in internal control over financial reporting. We noted deficiencies involving lack of segregation of duties, lack of internal control documentation that we believe to be material weaknesses. Other material weaknesses include lack of monitoring controls over the evaluation of impairment of intangibles and long-lived assets.

Changes in Internal Control over Financial Reporting

Other than the deficiencies as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2025, the Company sold 400 shares of common stock to four investors for a total cash consideration of $1,800.

The shares of common stock were issued and sold pursuant to exemptions from the registration requirements of Section 5 of the Securities Act contained in Section 4(a)(2) and/or Regulation D thereof. No sales commissions were paid in connection with the sales of these securities, and no general solicitation was used.

Item 5. Other Information.

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BlueOne Card, Inc.

Date: November 19, 2025	/s/ James Koh
James Koh
(Principal Executive Officer and Principal Financial and Accounting Officer)

