Form 10-Q
period 2025-12-31
BlueOne Card, Inc.
filed 2026-02-17
CIK 1496690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2025

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at February 17, 2026 was 14,333,312 shares.

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

ii

PART I.

Item 1. Financial Statements.

BLUEONE CARD, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash	$33,958	$46,018
Accounts receivable, net	30,421	9,720
Prepaid deposits and other current assets	10,068	10,068
Total Current Assets	74,447	65,806

Property and equipment, net	72,803	145,041
Internal-use software, net	4,196,071	4,501,321
Goodwill	10,782,814	10,782,814
Right-of-use asset	62,267	35,219
Deposits	4,391	4,391
Total Assets	$15,192,793	$15,534,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$353,717	$278,343
Compensation payable to officer	951,159	780,958
Deferred revenue	157,855	55,252
Related party payables	898,762	623,828
Lease liabilities - current maturity	32,608	30,781
Total Current Liabilities	2,394,101	1,769,162

Lease liabilities - net of current maturity	31,749	4,591
Total Liabilities	2,425,850	1,773,753

Commitments and Contingencies (See Note 7)

Stockholders’ Equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized, Series A Preferred Stock, 1,000,000 shares designated, 292,000 shares issued and outstanding at December 31, 2025 and March 31, 2025, respectively	292	292
Common stock, $0.001 par value; 500,000,000 shares authorized, 14,331,312 shares and 14,273,260 shares issued and outstanding at December 31, 2025 and March 31, 2025, respectively	14,332	14,274
Additional paid in capital	13,121,380	12,860,238
Accumulated deficit	(5,958,148)	(4,922,995)
Total BlueOne Card Inc. Stockholders’ Equity	7,177,856	7,951,809

Non-controlling interest in subsidiary	5,589,087	5,809,030

Total Equity	12,766,943	13,760,839

Total Liabilities and Equity	$15,192,793	$15,534,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE CARD, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024

Revenues	$24,771	$60,947	$149,977	$60,947

Operating Expenses
Cost of revenues (excluding software amortization included in G&A)	37,297	47,364	96,981	47,364
Legal and filing fees	5,569	2,103	9,105	9,497
Rent	38,172	37,789	118,430	113,146
General and administrative	406,336	174,807	1,163,819	579,477
Total Operating Expenses	487,374	262,063	1,388,335	749,484

Loss from Operations	(462,603)	(201,116)	(1,238,358)	(688,537)

Other Income (Expense)
Interest income	-	-	-	-
Interest expense	(5,526)	(4,602)	(16,738)	(10,601)
Total Other Income (Expense)	(5,526)	(4,602)	(16,738)	(10,601)

Loss before Income Taxes	(468,129)	(205,718)	(1,255,096)	(699,138)

Provision for Income Tax	-	-	-	-

Net Loss	$(468,129)	$(205,718)	$(1,255,096)	$(699,138)

Net loss of subsidiary attributable to non-controlling interest	71,013	3,453	219,943	3,453

Net Loss Attributable to Common Shareholders	$(397,116)	$(202,265)	$(1,035,153)	$(695,685)

Basic and Diluted Net Loss Attributable to Common Shareholders Per Share	$(0.03)	$(0.02)	$(0.07)	$(0.06)

Weighted Average Number of Shares Outstanding - Basic and Diluted	14,309,632	12,805,227	14,285,949	12,382,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE CARD, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended December 31, 2025

					Additional			Non-
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	Equity
Balance - September 30, 2025	292,000	$292	14,275,072	$14,276	$12,868,386	$-	$(5,561,032)	$5,660,100	$12,982,022
Sale of common stock	-	-	56,240	56	252,994	-	-	-	253,050
Net loss	-	-	-	-	-	-	(397,116)	(71,013)	(468,129)
Balance - December 31, 2025	292,000	$292	14,331,312	$14,332	$13,121,380	$-	$(5,958,148)	$5,589,087	$12,766,943

For the Nine Months Ended December 31, 2025

					Additional			Non-
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	Equity
Balance - March 31, 2025	292,000	$292	14,273,260	$14,274	$12,860,238	$-	$(4,922,995)	$5,809,030	$13,760,839
Sale of common stock	-	-	58,052	58	261,142	-	-	-	261,200
Net loss	-	-	-	-	-	-	(1,035,153)	(219,943)	(1,255,096)
Balance - December 31, 2025	292,000	$292	14,331,312	$14,332	$13,121,380	$-	$(5,958,148)	$5,589,087	$12,766,943

For the Three Months Ended December 31, 2024

					Additional			Non-	Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	(Deficit)
Balance - September 30, 2024	292,000	$292	12,127,454	$12,127	$4,264,135	$-	$(4,365,172)	$-	$(88,618)
Sale of common stock	-	-	11,250	11	44,989	18,000	-	-	63,000
Issuance of stock on acquisition of subsidiary	-	-	2,100,000	2,100	8,397,900	-	-	-	8,400,000
Initial recording of non-controlling interest on acquisition	-	-	-	-	-	-	-	5,933,333	5,933,333
Net loss	-	-	-	-	-	-	(202,265)	(3,453)	(205,718)
Balance - December 31, 2024	292,000	$292	14,238,704	$14,238	$12,707,024	$18,000	$(4,567,437)	$5,929,880	$14,101,997

For the Nine Months Ended December 31, 2024

					Additional			Non-
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	Equity
Balance - March 31, 2024	292,000	$292	12,072,454	$12,073	$4,044,189	$60,000	$(3,871,752)	$-	$244,802
Sale of common stock	-	-	66,250	65	264,935	(42,000)	-	-	223,000
Issuance of stock on acquisition of subsidiary	-	-	2,100,000	2,100	8,397,900	-	-	-	8,400,000
Initial recording of non-controlling interest on acquisition	-	-	-	-	-	-	-	5,933,333	5,933,333
Net loss	-	-	-	-	-	-	(695,685)	(3,453)	(699,138)
Balance - December 31, 2024	292,000	$292	14,238,704	$14,238	$12,707,024	$18,000	$(4,567,437)	$5,929,880	$14,101,997

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE CARD, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(1,255,096)	$(699,138)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,151	96,529
Credit loss expense	20,030	-
Non-cash rent expense	1,937	2,193
Amortization of internal-use software	305,251	10,860
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(40,731)	(60,900)
Increase in accounts payable and accrued liabilities	75,373	210,774
Increase in compensation payable to officer	170,201	154,729
Increase in deferred revenue	102,603	-
Increase (decrease) in related party payables	274,934	(9,101)
Net Cash Used In Operating Activities	(265,347)	(294,054)

Cash Flows From Investing Activities:
Cash paid for purchase of property and equipment	(7,913)	-
Net Cash Used In Investing Activities	(7,913)	-

Cash Flows From Financing Activities:
Cash proceeds from sale of common stock	261,200	205,000
Stock subscriptions received	-	18,000
Net Cash Provided By Financing Activities	261,200	223,000

Net (Decrease) in Cash	(12,060)	(71,054)

Cash - Beginning of the Period	46,018	75,063

Cash - End of the Period	$33,958	$4,009

Supplemental Disclosures of Cash Flows
Cash paid for interest	$16,738	$10,601
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Present value of initial lease liability and right-of-use asset	$77,350	$70,844
Present value of initial lease liability and right-of-use asset	$-	$8,400,000
Non-controlling interest in acquired subsidiary	$-	$5,933,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

On October 25, 2024, the Company entered into a Stock Exchange and Acquisition Agreement (the “Agreement”) with Millennium EBS, Inc., a New Jersey corporation (“MEI”), and Shinto Matthew, a shareholder owning 6,000,000 shares of common stock of MEI (the “Shareholder”). Pursuant to the Agreement, the Company acquired 3,600,000 shares of common stock of MEI (constituting 60% of the outstanding issued securities of MEI) owned by the Shareholder (the “MEI Shares”) in exchange (the “Exchange”) for 2,100,000 shares of the common stock of the Company (the “BCI Shares”). Subject to a 30-day grace period, the Company was obligated to pay to the Shareholder $500,000 within 90 days of closing, which was subsequently extended to June 30, 2026 (the “Cash Consideration”). Closing was conditioned upon the filing of Articles of Exchange with the Nevada Secretary of State. On December 13, 2024, the Articles of Exchange were filed pursuant to approval of the Company’s Board of Directors, the Exchange closed, and the BCI shares were issued to the Shareholder of MEI. MEI is now a majority owned subsidiary of the Company. This acquisition positions the Company to emerge as a prominent payment hub and prepaid debit card provider, significantly expanding its reach and capabilities globally in the fintech sector. The acquisition includes ownership of the MEI Payment Hub, an advanced payment orchestration and modernization platform that efficiently manages payments across multiple networks. This strategic move will enhance the Company’s ability to deliver a unified payment hub platform for small and medium-sized financial institutions worldwide.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company recorded for the nine months ended December 31, 2025, a net loss attributable to common stockholders of $1,035,153, net cash flows used in operating activities of $265,347 and has an accumulated deficit and working capital deficit of $5,958,148 and $2,319,654, respectively, as of December 31, 2025. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these condensed consolidated financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its subsidiary. The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. The interim condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These interim condensed consolidated financial statements, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended December 31, 2025 and 2024; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed consolidated financial statements, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on August 27, 2025. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period.

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

December 31, 2025 and 2024

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and March 31, 2025, respectively.

Concentration

Cash Concentration

Cash is maintained at one financial institution and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of December 31, 2025 and March 31, 2025, the Company did not have any cash balances in a financial institution which exceeded federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operation and cash flow.

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

The Company has recorded $30,421 and $9,720 in net accounts receivable and $0 and $0 in loans receivable as of December 31, 2025 and March 31, 2025, respectively. The Company has assessed the collectability of loans receivables of $102,305 and provided a 100% allowance for uncollectable as of December 31, 2025 and March 31, 2025, respectively. The Company recorded an allowance for credit losses of $105,050 and $85,020 on accounts receivable at December 31, 2025 and March 31, 2025, respectively. Credit loss expense recorded for the nine months ended December 31, 2025 and 2024 recorded was $20,030 and $0, respectively.

The Company recorded allowance for credit losses as follows:

Balance - March 31, 2025	$85,020
Credit losses expense	20,030
Less Credit losses written off	-
Balance – December 31, 2025	$105,050

Accounts receivable at December 31, 2025 and March 31, 2025 consisted of the following:

	December 31, 2025	March 31, 2025
Accounts receivable	$135,471	$94,740
Less: Allowance for credit losses	(105,050)	(85,020)
Accounts receivable - net	$30,421	$9,720

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

December 31, 2025 and 2024

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

Long-lived Assets

In accordance with Accounting Standards Codification (“ASC”) ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets including internal-use software and intangible assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three months and nine months ended December 31, 2025 and 2024, respectively.

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

December 31, 2025 and 2024

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

December 31, 2025 and 2024

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

Revenue Disaggregation and Deferred Revenues

The Company records revenues from the implementation of services, licensing fees and subscription services, respectively. Revenues for the three months and nine months ended December 31, 2025 and 2024, are as follows:

	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2025	2024	2025	2024
Implementation fees – services - point in time	$5,250	$60,000	$79,500	$60,000
License fees – at a point in time	14,121	-	24,121	-
Subscription fees – over time	5,400	947	46,356	947
Total revenues	$24,771	$60,947	$149,977	$60,947

The Company recorded deferred revenues as follows:

Balance - March 31, 2025	$55,252
Additions to deferred revenues	159,666
Revenue recognized during the nine months ended December 31, 2025	(57,063)
Balance – December 31, 2025	$157,855

Deferred revenue at December 31, 2025, is expected to be recognized as revenue over the three months ending March 31, 2026.

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

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed. The Company recorded in general and administrative expenses, research and development costs of $0 for the three months and nine months ended December 31, 2025 and 2024, respectively.

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

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Unaudited)

The Company follows the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Fair market value of Millenium EBS assets at acquisition date	$14,833,333
Allocation of non-controlling interest	40%
Initial non-controlling interest at acquisition	5,933,333
Loss allocated to non-controlling interest for the period from December 14, 2024 to March 31, 2025	(124,303)
Non-controlling interest – March 31, 2025	$5,809,030
Loss allocated to non-controlling interest for the period from April 1, 2025 to December 31, 2025	(219,943)
Non-controlling interest – December 31, 2025	$5,589,087

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

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Net loss computation of basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(397,116)	$(202,265)	$(1,035,153)	$(695,685)

Basic and diluted net loss per share:
Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.07)	$(0.06)
Basic and diluted weighted average common shares outstanding	14,309,632	12,805,227	14,285,949	12,382,127

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive, are as follows as of December 31, 2025 and 2024, respectively, (in common equivalent shares):

	December 31, 2025	December 31, 2024
Preferred stock	292,000,000	292,000,000
Total anti-dilutive weighted average shares	292,000,000	292,000,000

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	December 31, 2025	March 31, 2025
Furniture and fixtures	5 years	$188,191	$180,278
Leasehold Improvements	3.2 years	273,490	273,490
Office equipment	3 years	5,500	5,500
		467,181	459,268
Less: Accumulated depreciation and amortization		(394,378)	(314,227)
Total		$72,803	$145,041

Depreciation and amortization expense for the three months and nine months ended December 31, 2025 totaled $26,717 and $80,151, and for three months and nine months ended December 31, 2024 totaled $30,926 and $96,529, respectively.

NOTE 4 – ACQUISITION OF MILLENIUM EBS, INC. AND NON-CONTROLLING INTEREST

On October 25, 2024, the Company entered into a Stock Exchange and Acquisition Agreement (the “Agreement”) with Millenium EBS, Inc. whereby the principal owner of EBS agreed to sell 3,600,000 shares of EBS (constituting 60% of the issued and outstanding shares of MEI), to the Company in exchange for (i) 2,100,000 shares of the Company valued at $4.00 per share based on the last sale of common shares in the last capital raises totaling $8,400,000 (due on the Closing Date of Agreement), and (ii) $500,000 cash (due within 90 days of the Closing Date of Agreement). The acquisition transaction closed on December 13, 2024. On March 1, 2025, the Company and the sole stockholder of Millenium EBS mutually agreed to extend the payment of cash consideration to June 30, 2026, after $70,000 was paid on January 31, 2025. The Company has the purchase option and right of first refusal to purchase the remaining 40% of MEI. The acquisition was treated as a business combination under ASC 805 “Business Combination”. This acquisition positions the Company to emerge as a prominent payment hub and prepaid debit card provider, significantly expanding its reach and capabilities globally in the fintech sector. The acquisition includes ownership of the MEI Payment Hub, an advanced payment orchestration and modernization platform that efficiently manages payments across multiple networks. This strategic move will enhance the Company’s ability to deliver a unified payment hub platform for small and medium-sized financial institutions worldwide.

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

December 31, 2025 and 2024

(Unaudited)

Goodwill is expected to be deductible for income tax purposes over 15 years.

NOTE 5 – INTERNAL-USE SOFTWARE

The Company recorded capitalized costs of $4,070,000 relating to the acquisition of MEI’s Millenium Payment Hub platform (“MPH”) as of December 31, 2025. The Company also recorded capitalized costs of $551,683 relating to the Parent internal-use software. The parent internal-use software was developed by a third party and passed the preliminary project stage prior to capitalization. For the three months and nine months ended December 31, 2025, the Company did not incur any internal-use software development costs on the parent company software. Amortization of the internal-use software of the Parent will begin once the software is placed in service, which management has determined will start once service revenues begin.

	Useful Life (Years)	December 31, 2025	March 31, 2025
Prepaid Debit/Credit Card software	-	$551,683	$551,683
Millenium Payment Hub platform	10	4,070,000	4,070,000
Less: Accumulated amortization		(425,612)	(120,362)
Total		$4,196,071	$4,501,321

The carrying value of the MPH software and related accumulated amortization is summarized in the table below:

Millenium Payment Hub
Carrying value of MPH software - date of acquisition December 13, 2024	$4,070,000
Additions	-
Less: Accumulated amortization	(425,612)
Carrying value of MPH software at December 31, 2025	$3,644,388

Amortization expense for the three months and nine months ended December 31, 2025 totaled $101,750 and $305,251, and is included in general and administrative expense.

Total estimated future amortization expense for the intangible asset is as follows:

Fiscal Year ending March 31,
2026	$101,750
2027	407,000
2028	407,000
2029	407,000
2030	407,000
Thereafter	1,914,638
Total	$3,644,388

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Payables:

	December 31, 2025	March 31, 2025
Payable to Chief Executive Officer	$29,072	$6,593
Payable to sole stockholder of Millenium EBS Inc., Director	651,402	508,302
Payable to Millenium Consultants, Inc.	218,288	108,933
Total	$898,762	$623,828

The Company’s Chief Executive Officer (“CEO”), from time to time, has provided advances to the Company for its working capital purposes. The CEO had advanced funds to the Company totaling $29,072 and $6,593 as of December 31, 2025 and March 31, 2025, respectively, which is included in related party payables on the condensed consolidated balance sheets. The funds advanced are unsecured, non-interest bearing, and due on demand.

On December 1, 2020, the Company entered into an employment agreement with its CEO for a three-year term, for an annual compensation of $150,000 with a 10% annual increase in compensation effective October 1 of each year. The initial term of the employment agreement is automatically renewed for successive one-year periods unless either party gives 90 calendar days written notice of nonrenewal prior to the expiration of the then-current term. The Company has recorded in general and administrative expenses compensation expense of $60,394 and $170,202 for the three months and nine months ended December 31, 2025, and $54,904 and $154,729 for the three months and nine months ended December 31, 2024, respectively. The total compensation payable to the CEO was $951,159 and $780,958 as of December 31, 2025 and March 31, 2025, respectively (Note 7).

Pursuant to the terms of MEI acquisition, the Company is obligated to pay to the sole stockholder of MEI cash consideration of $500,000 on or before June 30, 2026 (Note 4). In addition, the Company entered into a consulting agreement with the sole stockholder, agreeing to pay monthly consulting fee of $16,000 for ongoing services upon close of MEI acquisition. The Company has recorded a consulting expense of $144,000 payable to the sole stockholder for the nine months ended December 31, 2025, which is included in related party payables on the condensed consolidated balance sheets. The total amount payable to the sole shareholder of MEI amounted to $651,402 and $508,302 as of December 31, 2025 and March 31, 2025, respectively, which included $430,000 of the acquisition payable and $221,402 payable in consulting fees. The sole shareholder of MEI was appointed as a member of the Board of Directors of the Company upon consummation of the acquisition of MEI.

The Company is obligated to pay for services to Millenium Consultants, Inc., an entity owned by the sole selling stockholder of MEI and director, totaling $218,288 and $108,933 as of December 31, 2025 and March 31, 2025, respectively.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases

The Company reported the following summary of non-cancellable operating leases in accordance with the provisions of ASC 842 Topic 842 “Leases” as follows:

Summary of Non-Cancellable Operating Leases as of December 31, 2025:

	Vehicle	Office Lease	Total
Right-of-use asset, net	$51,330	$10,937	$62,267

Current lease liabilities	$21,300	$11,308	$32,608
Non-current lease liabilities	31,749	-	31,749
Total operating lease liabilities	$53,049	$11,308	$64,357

Vehicle

On May 17, 2025, the Company executed a non-cancellable operating lease for a vehicle with the lease commencing on May 17, 2025 for a three-year term. The Company paid $7,578 at the execution of the lease which included $2,210 as first month payment, and $5,368 as vehicle registration, capitalized cost reduction and other handling fees. The Company recorded rent expenses for this vehicle lease of $6,446 and $23,252 for the three months and nine months ended December 31, 2025, and $0 and $0 for the three months and nine months ended December 31, 2024 respectively. The lease expires on May 16, 2028.

Supplemental balance sheet information related to the vehicle lease is as follows as of December 31, 2025:

Operating Lease
Right-of-use asset, net	$51,330

Current lease liabilities	$21,300
Non-current lease liabilities	31,749
Total operating lease liabilities	$53,049

Weighted average remaining lease term (years)	2.25

Weighted average discount rate per annum	12%

As the lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future minimum lease payments are as follows:

For the years ending	Vehicle
March 31, 2026 (remaining)	$6,630
March 31, 2027	26,520
March 31, 2028	26,520
March 31, 2029	2,210
Total lease payments	61,880
Less: imputed interest	(8,831)
Present value of lease liabilities	$53,049

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

The Company recorded rent expense including common area maintenance for this office lease of $11,359 and $34,077 for the three months and nine months ended December 31, 2025, and $11,359 and $34,077 for the three months and nine months ended December 31, 2024, respectively.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Unaudited)

Supplemental balance sheet information related to the office lease is as follows as of December 31, 2025:

Operating Lease
Right-of-use asset, net	$10,937

Current lease liabilities	$11,308
Non-current lease liabilities	-
Total operating lease liabilities	$11,308

Weighted average remaining lease term (years)	0.33

Weighted average discount rate per annum	12%

As the lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future minimum lease payments are as follows:

For the years ending	Office Lease
March 31, 2026 (remaining)	$6,990
March 31, 2027	4,659
Total lease payments	11,649
Less: imputed interest	(341)
Present value of lease liabilities	$11,308

Office Leases - Others

On August 27, 2020, the Company formally executed a month-to-month cancellable operating lease for leasing office space in an executive suite, commencing on September 1, 2020 for $259 per month. The Company paid a security deposit of $259 on September 7, 2020. The monthly rent increased to $279 effective January 1, 2021 and then to $289 effective October 1, 2022. The Company has recorded rent expenses of $867 and $2,601 for the three months and nine months ended December 31, 2025, and $867 and $2,601 for the three months and nine months ended December 31, 2024, respectively.

On October 26, 2020, the Company executed a non-cancellable operating lease agreement for its principal office for a monthly rent of $5,500, with the lease commencing on November 1, 2020 for a period of 12 months. The Company paid a security deposit of $5,500 on October 28, 2020. On November 25, 2021, the Company executed a month-to-month lease for this office facility at a monthly rental of $6,500. The Company has recorded rent expenses of $19,500 and $58,500 for the three months and nine months ended December 31, 2025, and $19,500 and $58,500 for the three months and nine months ended December 31, 2024, respectively.

The Company has recorded total rent expense for all above leases of $41,172 and $118,430 for the three months and nine months ended December 31, 2025, and $37,789 and $113,146 for the three months and nine months ended December 31, 2024, respectively.

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

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of December 31, 2025.

Acquisition Payable

As discussed in Note 4, the acquisition payable of $500,000 was due to be paid 90 days from the acquisition closing date which was March 13, 2025. As of December 31, 2025 and March 31, 2025, $430,000 of this acquisition payable remained unpaid. On March 1, 2025, the Company and the sole selling stockholder of Millenium EBS mutually agreed to extend the payment of cash consideration to June 30, 2026.

BLUEONE CARD, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at December 31, 2025 and March 31, 2025 was 500,000,000 authorized common shares with a par value of $0.001 per share, and 25,000,000 authorized preferred shares with a par value of $0.001 per share.

Common Stock

During the nine months ended December 31, 2025 and 2024, the Company sold 58,052 shares and 66,250 shares of its common stock and received cash consideration of $261,200 and $223,000, respectively.

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

Series A Preferred Stock

There are 1,000,000 shares of Series A Preferred Stock designated, and 292,000 shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively.

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

December 31, 2025 and 2024

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

As a result of all preferred stock issuances, the total issued and outstanding shares of preferred stock were 292,000 shares as of December 31, 2025 and March 31, 2025, respectively.

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

The 2022 Plan is administered by our board of directors; however, the board of directors may designate administration of the 2022 Plan to a committee consisting of at least two independent directors. Awards may be made under the 2022 Plan for up to 5,000,000 shares of common stock of the Company. Only employees of our Company or of an “Affiliated Company”, as defined in the 2022 Plan, (including members of the board of directors if they are employees of our Company or of an Affiliated Company) are eligible to receive incentive stock options under the 2022 Plan. Employees of our Company or of an Affiliated Company, members of the board of directors (whether or not employed by our company or an Affiliated Company), and “Service Providers”, as defined in the 2022 Plan, are eligible to receive non-qualified options, restricted stock units, and stock appreciation rights under the 2022 Plan. All awards are subject to Section 162(m) of the Internal Revenue Code. As of December 31, 2025 and March 31, 2025, 4,750,000 shares of common stock awards remain available for issuance pursuant to 2022 Plan. As of December 31, 2025, there are no stock options outstanding under the 2022 Plan.

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

The 2022 Plan will continue in effect until all the stock available for grant or issuance has been acquired through the exercise of options or grants of shares, or until ten years after its adoption, whichever is earlier. Awards under the 2022 Plan may also be accelerated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all our assets. There were no new issuances of stock options or awards during the nine months ended December 31, 2025.

NOTE 9 – SUBSEQUENT EVENTS

On January 21, 2026, the Company sold to two investors 2,000 shares of its common stock for a cash consideration of $9,000.

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

2. Remittance Program via BlueOne Pay

BlueOne Card, Inc. will now introduce BlueOne Pay, a platform which will enable a seamless, low-cost conversion of stablecoin USDT (Tether) into USD, delivering funds through bank transfers, prepaid cards, or cash pick up. After customers are verified under KYC in compliance with regulatory standards (one-time verification), they will be able to send USDT to a BlueOne Pay wallet address, where BlueOne will then convert the widely used USDT to USD using either our liquidity provider or exchange partner.

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

Results of Operations for the Three Months Ended December 31, 2025 Compared to the Three Months Ended December 31, 2024 (Unaudited)

Revenues and Cost of Revenues

We recorded $24,771 in revenues from the implementation of services, licensing fees, and subscription revenues of internal-use software under Millenium Payment Hub platform provided to the customers, for the three months ended December 31, 2025. We recorded $60,947 in revenues from the implementation of internally generated software under Millenium Payment Hub platform for two customers for the three months ended December 31, 2024. We did not sell any prepaid debit or gift cards to the customers during the three months ended December 31, 2025 and 2024, respectively.

Cost of revenues associated with the implementation of services, licensing fees and subscription revenues of internal-use software under Millenium Payment Hub for services excludes software amortization, which is included in general and administrative expense, totaled $37,297 and $47,364 for the three months ended December 31, 2025 and 2024, respectively. Cost of revenues from the sale of prepaid debit/gift cards for the three months ended December 31, 2025 and 2024 was $0, respectively.

Operating Expenses

Operating expenses incurred by the Company included legal, accounting and professional fees, all costs associated with marketing, advertising and promotion, research and development, rent, payroll, travel, software amortization and other general and administrative expenses. We recorded operating expenses of $487,374 and $262,063 for the three months ended December 31, 2025 and 2024, respectively. The net increase in operating expenses of $225,311 was primarily due to combined expenses of BlueOne Card Inc. and Millenium EBS Inc. (acquired on December 13, 2024). The increase in expenses resulted due to increase in consulting expenses, marketing expenses, professional fees relating to legal accounting & audit fees, software amortization, and other general and administrative expenses.

Other Income (Expense)

Interest expense related to financing the purchase of Company vehicle and credit card interest totaled $5,526 and $4,602 for the three months ended December 31, 2025 and 2024, respectively. Interest expense increased primarily as a result of credit card interest for the three months ended December 31, 2025, as compared to the same period in 2024.

Non-controlling interest

We recorded non-controlling interest of loss in our majority-owned subsidiary Millenium EBS (acquired on December 13, 2024) allocated to the non-controlling interest owners of the subsidiary of $71,013 and $3,453 for the three months ended December 31, 2025 and 2024, respectively.

Net Loss

We reported a net loss of $397,116 and $202,265 for the three months ended December 31, 2025 and 2024, respectively. The increase in net loss was primarily due to the increase in operating expenses incurred with the acquisition of Millenium EBS, Inc.

Results of Operations for the Nine Months Ended December 31, 2025 Compared to the Nine Months Ended December 31, 2024 (Unaudited)

Revenues and Cost of Revenues

We recorded $149,977 in revenues from the implementation of services, licensing fees, and subscription revenues of internal-use software under BlueOne Card and Millenium Payment Hub platform provided to the customers, for the nine months ended December 31, 2025. We recorded $60,947 in revenues from the implementation of internally generated software under Millenium Payment Hub platform for two customers for the nine months ended December 31, 2024. We did not sell any prepaid debit or gift cards to the customers during the nine months ended December 31, 2025 and 2024, respectively.

Cost of revenues associated with the implementation of services and subscription revenues of internal-use software under Millenium Payment Hub for services excludes software amortization, which is included in general and administrative expense, totaled $96,981 and $47,364 for the nine months ended December 31, 2025 and 2024, respectively. Cost of revenues from the sale of prepaid debit/gift cards for the nine months ended December 31, 2025 and 2024 was $0, respectively.

Operating Expenses

Operating expenses incurred by the Company included legal, accounting and professional fees, all costs associated with marketing, advertising and promotion, research and development, rent, payroll, travel, software amortization and other general and administrative expenses. We recorded operating expenses of $1,388,335 and $749,484 for the nine months ended December 31, 2025 and 2024, respectively. The net increase in operating expenses of $638,851 was primarily due to combined expenses of BlueOne Card Inc. and Millenium EBS Inc. (acquired on December 13, 2024) for the nine months ended December 31, 2025, compared to primarily only BlueOne Card, Inc. expenses for the nine months ended December 31, 2024. The increase in expenses resulted due to increase in consulting expenses, marketing expenses, professional fees relating to legal accounting & audit fees, software amortization, and other general and administrative expenses.

Other Income (Expense)

Interest expense related to financing the purchase of Company vehicle and credit card interest totaled $16,738 and $10,601 for the nine months ended December 31, 2025 and 2024, respectively. Interest expense increased primarily as a result of credit card interest incurred for the nine months ended December 31, 2025 as compared to the same period in 2024.

Non-controlling interest

We recorded non-controlling interest for the loss in our majority-owned subsidiary Millenium EBS (acquired on December 13, 2024) allocated to the non-controlling interest owners of the subsidiary of $219,943 and $3,453 for the nine months ended December 31, 2025 and 2024, respectively.

Net Loss

We reported a net loss of $1,035,153 and $695,685 for the nine months ended December 31, 2025 and 2024, respectively. The increase in net loss was primarily due to the increase in operating expenses incurred with the acquisition of Millenium EBS, Inc.

Liquidity and Capital Resources

Liquidity and Capital Resources for the nine months ended December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024
Summary of Cash Flows:
Net cash used in operating activities	$(265,347)	$(294,054)
Net cash used in investing activities	(7,913)	-
Net cash provided by financing activities	261,200	223,000
Net (decrease) in cash	(12,060)	(71,054)
Cash – Beginning of the period	46,018	75,063
Cash – End of the period	$33,958	$4,009

Operating Activities

Cash used in operating activities for the nine months ended December 31, 2025 was $265,347, primarily as a result of net loss of $1,255,096, depreciation and amortization of $80,151, credit loss expense of $20,030, non-cash rent expense of $1,937, amortization of internal-use software of $305,251, and a net increase in operating assets and liabilities of $602,410 due to increase in accounts receivable of $40,731, increase in accounts payable and accrued liabilities of $75,373, increase in compensation payable to officer of $170,201, increase in deferred revenue of $102,603, and an increase in related party payables of $274,934.

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

Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2025, was $7,913, due to purchase of property and equipment. Net cash used in investing activities for the nine months ended December 31, 2024, was $0.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2025, was $261,200, consisting of cash received from sale of common stock. Net cash provided by financing activities for the nine months ended December 31, 2024, was $223,000 consisting of cash received from sale of common stock of $205,000, and cash received from stock subscriptions of $18,000.

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company recorded for the nine months ended December 31, 2025, a net loss attributable to common stockholders of $1,035,153, net cash flows used in operating activities of $265,347 and has an accumulated deficit and working capital deficit of $5,958,148 and $2,319,654 as of December 31, 2025. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these condensed consolidated financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage and Capital Resources

We have devoted substantially all of our efforts to business planning since our inception on July 6, 2007. Accordingly, we are considered to be in the development stage. We have not generated any significant revenues from our operations on a commercial scale, and we will not commence generating revenues on a commercial scale until sometime during the second half of 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Currently, there is only one officer and two independent directors, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer (who also serves as the principal financial and accounting officer) believes that the Company’s disclosure controls and procedures are not effective as of December 31, 2025 due to the material weaknesses in internal control over financial reporting. We noted deficiencies involving lack of segregation of duties, lack of internal control documentation that we believe to be material weaknesses. Other material weaknesses include lack of monitoring controls over the evaluation of impairment of intangibles and long-lived assets.

Changes in Internal Control over Financial Reporting

Other than the deficiencies as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2025, the Company sold 56,240 shares of common stock to 21 investors for a total cash consideration of $253,050.

The shares of common stock were issued and sold pursuant to exemptions from the registration requirements of Section 5 of the Securities Act contained in Section 4(a)(2) and/or Regulation D thereof. No sales commissions were paid in connection with the sales of these securities, and no general solicitation was used.

Item 5. Other Information.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BlueOne Card, Inc.

Date: February 17, 2026	/s/ James Koh
James Koh
(Principal Executive Officer and Principal Financial and Accounting Officer)

