Form 10-K
period 2026-03-31
BlueOne Technologies, Inc.
filed 2026-07-14
CIK 1496690

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended March 31, 2026

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-56060

BlueOne Technologies, Inc.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2025 was approximately $18.9 million based on the closing price of the registrant’s common stock as reported on the OTC market on such date.

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at July 13, 2026, was 14,333,310.

DOCUMENTS INCORPORATED BY REFERENCE

None

BLUEONE TECHNOLOGIES, INC.

In this Annual Report on Form 10-K (the “Annual Report”), unless otherwise stated or as the context otherwise requires, references to “BlueOne Technologies, Inc.”, “BlueOne,” “the Company,” “we,” “us,” “our” and similar references refer to BlueOne Technologies Inc., a Nevada corporation formerly known as “BlueOne Card, Inc”, “Avenue South Ltd.,” “TBSS International, Inc.,” or “Manneking Inc.”. Our logo and other trademarks or service marks of the Company appearing in this Annual Report are the property of BlueOne Technologies, Inc. This Annual Report also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks, and trade names appearing in this Annual Report are the property of their respective holders.

i

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

ii

PART I

ITEM 1.	BUSINESS

Overview

BlueOne Technologies, Inc (OTQX: BCRD), a Nevada corporation (the “Company” or “BlueOne”), is a publicly traded financial technology company undergoing a significant strategic transformation. Following the acquisition of Millennium EBS Inc. (“Millennium”), a sophisticated fintech platform provider, we have evolved from our foundational business in prepaid card program management to now a diversified, global provider of advanced payment infrastructure solutions for banks, financial institutions (FIs), and emerging fintech companies.

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

Our Core Offerings and Solutions

Our operations are now organized around two principal service lines:

1. Fintech and Payment Hub Solutions (via Millennium EBS)

This is our primary engine for growth and innovation. The Millennium EBS platform provides the infrastructure that enables banks, financial institutions, processors and fintechs to manage, process, and optimize payment flows efficiently. Key solutions include:

•	Payment Hub and Orchestration Platform: A centralized solution that allows banks and FIs to streamline all payment types (e.g., ACH, wire, card, real-time payments) through a single, integrated hub. This reduces operational complexity, lowers costs, and enhances flexibility.
•	ISO20022 Migration and Compliance: The global financial industry is undergoing a mandatory transition to ISO 20022, a new, data-rich messaging standard. This transition presents a significant technological challenge for most banks. Millennium’s platform is designed to act as an accelerator, helping institutions fast-track their ISO 20022 adoption, meet compliance deadlines, and unlock the value of enriched data which can be used within all platforms at financial institutions and other service providers.
•	Remittance-as-a-Service (RaaS): We provide a turnkey platform for fintech companies and other businesses seeking to launch and operate cross-border remittance services, significantly lowering their barrier to entry and accelerating time-to-market.

2. Remittance Program via BlueOne Pay

BlueOne Technologies Inc., intends to introduce BlueOne Pay, a platform which will enable a seamless, low-cost conversion of stablecoin USDT (Tether) into USD, delivering funds through bank transfers, prepaid cards, or cash pick up. After customers are verified under KYC in compliance with regulatory standards (one-time verification), they will be able to send USDT to a BlueOne Pay wallet address, where BlueOne will then convert the widely used USDT to USD using either our liquidity provider or exchange partner.

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

Background

BlueOne Technologies, Inc. (formerly BlueOne Card, Inc.) was incorporated under the laws of the State of Nevada on July 6, 2007.

In 2019, following a court-approved custodianship, the Company underwent a change in control and subsequently changed its corporate name to Manneking Inc. and later to BlueOne Card, Inc.

On December 13, 2024, the Company completed a share exchange transaction pursuant to which it acquired a 60% equity interest in Millennium in exchange for shares of the Company’s common stock. As a result of the transaction, Millennium became a majority-owned subsidiary of the Company. On March 4, 2026, the remaining cash consideration payable in connection with the acquisition was converted into equity pursuant to an agreement between the parties.

On March 11, 2026, the Company filed a corporate action request with FINRA to change its name from BlueOne Card, Inc. to BlueOne Technologies, Inc. The name change became effective on April 15, 2026, and the Company’s common stock continues to trade on the OTC market under the symbol “BCRD.”

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

Employees

As of March 31, 2026, we had two full-time employees, Nabil A. Bader, our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and Mr. Shinto Matthew, our Chief Scientific Officer. At any given time, we engage 8-10 independent contractors who have very extensive experience in operations, compliance and risk management and marketing.

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

Risks Related to Our Status as an Emerging Growth Company

We are an emerging growth company under the JOBS Act, which allows us to take advantage of certain reduced reporting and disclosure requirements. While these reduced requirements may lower our compliance costs, they also mean that the information we provide to investors may be less comprehensive than that provided by non-emerging growth companies. For example:

•	We are not required to provide an auditor’s attestation report on our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act.

•	We may provide scaled executive compensation disclosures, which could limit the information available to investors about our compensation practices.

•

We are permitted to use the extended transition period for complying with new or revised accounting standards, which could delay the adoption of such standards and make our financial statements less comparable to those of companies that adopt new standards earlier.

These reduced disclosure requirements may make it more difficult for investors to evaluate our business, financial condition, and results of operations, which could negatively impact the trading price of our common stock or an investor’s decision to invest in our securities.

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

Our platform is currently being set up with the BlueOne Card Program and Millenium EBS business programs. Prolonged functionality or banking delays could have a material adverse effect on our business.

Our operating results may fluctuate in the future, which could cause our stock price to decline.

Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our Common Stock, the trading price of our Common Stock could decline substantially. Fluctuations in our quarterly or annual results of operations might result from a number of factors, including, but not limited to:

•	The unprecedented impact of COVID-19 like pandemics on our business, customers, employees, consultants, service providers, stockholders, investors and other stakeholders

•	the timing and volume of purchases and use of our products and services by our customers;

•	our ability to effectively sell our products through direct-to-consumer initiatives;

•	the timing and success of new product or service introductions by us or our competitors;

•	changes in the level of interchange rates that are paid to us;

•	fluctuations in customer retention rates;

•	changes in the mix of products and services that we sell;

•	changes in the mix of retail distributors through which we sell our products and services;

•	the timing of commencement of new product development and initiatives, the timing of costs of existing product rollouts and the length of time we must invest in those new products, channels or retail distributors before they generate material operating revenues;

•	changes in our or our competitors’ pricing policies or sales terms;

•	costs associated with significant changes in our or our banks risk policies and controls;

•	the amount and timing of costs related to the acquisition of complementary businesses;

•	the amount and timing of costs of any major litigation to which we are a party;

•	disruptions in the performance of our products and services, including interruptions in the services we provide to other businesses, and the associated financial impact thereof;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	accounting charges related to impairment of intangible assets;

•	our ability to control costs, including third-party service provider costs and sales and marketing expenses in an increasingly competitive market;

•	volatility in the trading price of our Common Stock, which may lead to higher or lower stock-based compensation expenses; and

•	changes in the political or regulatory environment affecting the banking or electronic payments industries.

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

We are highly dependent on our management team, specifically Nabil A. Bader, James Koh and Shinto Matthew. We have an employment agreement in place with Mr. Bader, Mr. Koh and Mr. Matthew. If we lose our key employee(s), our business may suffer. Furthermore, our future success will also depend, in part, on the continued service of our management personnel and our ability to identify, hire, and retain additional key personnel. We do not carry “key-man” life insurance on the lives of any of our executives, employees or advisors. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly.

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

If our unrestricted cash and cash equivalents balances and any cash generated from operations are not sufficient to meet our future cash requirements, we will need to access additional capital to fund our operations. We may also need to raise additional capital to take advantage of new business or acquisition opportunities. We may seek to raise capital by, among other things:

•	issuing additional shares of our Common Stock or other equity securities;

•	issuing convertible or other debt securities; and

•	borrowing funds under a credit facility.

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

Litigation and Reputational Risks Related to Investor Disputes

We are currently involved in a dispute with David Lee, an investor who breached a $1,000,000 investment agreement. While we are pursuing legal remedies, including breach of contract, defamation, and securities fraud claims, there can be no assurance that we will prevail in any litigation or recover the full amount owed.

If we are unsuccessful in our legal actions or if regulatory authorities take adverse action against us or Mr. Lee, our business, financial condition, and stock price could be materially and adversely affected.

On May 5, 2026, BlueOne Technologies, Inc. received an email from a former advisor asserting that additional amounts are owed under an advisory relationship with the Company. Management disputes the asserted amounts and, as of the filing date, no litigation has been commenced and no formal legal demand has been received. Management is currently evaluating the matter and has not recorded a liability related to the asserted amounts.

Risks Related to Our Financial Condition

There are doubts about our ability to continue as a going concern.

We are a development stage enterprise and have recently commenced planned principal operations. We have not yet generated any significant revenues and have suffered operating losses since July 6, 2007 (Inception Date) to date. We recorded a net loss attributable to BlueOne Card, Inc. common stockholders of $2,944,653, net cash flows used in operating activities of $571,103 for the year ended March 31, 2026, and have an accumulated deficit of $7,867,647 and working capital deficit of $2,067,435, as of March 31, 2026. These factors, among others, raise a substantial doubt regarding our ability to continue as a going concern. The continuation of our business as a going concern is dependent upon the continued financial support from its shareholders, our ability to obtain necessary financing to continue operations, and the attainment of profitability. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Our Payment Hub technology is classified as an intangible asset.

Following the acquisition of Millennium EBS and the Payment Hub technology, the Company recorded a finite-lived intangible asset related to the Payment Hub technology. The intangible asset is being amortized over its estimated useful life. The Company’s ability to realize the anticipated benefits from the Payment Hub technology depends on the continued development, adoption, market acceptance, and commercial success of the related products and services. If the Payment Hub technology does not perform as expected, becomes obsolete, fails to generate anticipated revenue, or if market conditions change adversely, the Company may be required to recognize impairment charges or revise the carrying value of the intangible asset, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Although our management has experience of operating in small companies, our management has not had to manage expansion while being a public company. Many investors may treat us as an early-stage company. In addition, our management has not overseen a company with large growth. Because we have a limited operating history, our operating prospects should be considered in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. These risks include:

•	risks that we may not have sufficient capital to achieve our growth strategy;

•	risks that we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers’ requirements; and

•	risks that our growth strategy may not be successful;

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

Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

•	establish definitive business strategies, goals and objectives;

•	maintain a system of management controls;

•	attract and retain qualified personnel, as well as develop, train, and manage management-level and other employees.

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

In the recent past, stocks generally, and financial services company stocks in particular, have experienced high levels of volatility. The trading price of our Common Stock has been highly volatile since trading commenced. The trading price of our Common Stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our Common Stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market prices and trading volumes of financial services company stocks;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	actual or anticipated changes in the expectations of investors or the recommendations of any securities analysts who follow our Common Stock;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	business disruptions and costs related to shareholder activism;

•	litigation and investigations or proceedings involving us, our industry or both or investigations by regulators into our operations or those of our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	general economic conditions;

•	changes to the markets in which our Common Stock is traded; and

•	sales of shares of our Common Stock by us or our stockholders.

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

Our Articles of Incorporation and Bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions. These provisions, among other things:

•	provide for non-cumulative voting in the election of directors;

•	authorize our board of directors, without stockholder approval, to issue preferred stock with terms determined by our board of directors and to issue additional shares of our Common Stock; and

•	provide that only our board of directors may set the number of directors constituting our board of directors or fill vacant directorships.

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

Cybersecurity is an important aspect of our business operations, and we are committed to protecting our systems, data, and the information of our clients and stakeholders. We recognize that cybersecurity threats are constantly evolving and that maintaining robust security measures is an ongoing process. Below is an overview of our cybersecurity risk management and the measures we have in place:

•	Governance and Oversight: Our Board of Directors and senior management are actively involved in overseeing our cybersecurity policies and practices and managing those responsible for coordinating and implementing cybersecurity initiatives across the organization.

•	Risk Assessment and Management: We conduct risk assessments to identify potential cybersecurity threats and vulnerabilities. This includes evaluating the likelihood and potential impact of various threats, such as data breaches, malware attacks, and insider threats. Based on these risk assessments, we develop and implement risk management strategies to mitigate identified risks.

•	Information Security Policies and Procedures: We have established information security policies and procedures that govern the use, protection, and handling of sensitive information. These policies cover areas such as data encryption, access controls, password management, incident response, and employee training.

•	Network and Infrastructure Security: We employ a range of technical measures to secure our network and infrastructure, including firewalls, intrusion detection and prevention systems, and vulnerability assessments. We also use encryption to protect data both in transit and at rest.

•	Employee Training and Awareness: We provide cybersecurity training to employees to raise awareness of the latest threats and best practices for protecting sensitive information. This includes training on how to recognize phishing attempts, handling secure data, and reporting security incidents.

•	Third-Party Risk Management: We assess the cybersecurity practices of our third-party vendors and service providers, including conducting due diligence on vendors before engaging their services and monitoring their compliance with our security requirements.

•	Compliance and Reporting: We comply with all applicable laws and regulations related to cybersecurity, including data protection and privacy laws.

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

Our principal office for mailing purposes is located at 4695 MacArthur Court, Suite 1100, Newport Beach, CA 92660.

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

We believe our facilities are adequate to meet our current and near-term needs.

ITEM 3.	LEGAL PROCEEDINGS

Pending Legal Proceedings

On May 28, 2026, BlueOne Technologies, Inc. submitted a demand letter against an investor, David Lee for:

1.	Breach of contract under the February 11, 2026 Secured Note and Warrant Purchase Agreement, seeking $500,000 in unpaid funds and retention of the $500,000 partial payment as liquidated damages.

The Company has not yet filed a lawsuit but intends to pursue all available legal remedies, including civil litigation and regulatory referrals (e.g., to the SEC for potential violations of Rule 10b-5). The ultimate outcome of this matter cannot be predicted, and an unfavorable resolution could materially and adversely affect our financial condition, reputation, or ability to raise capital.

On May 5, 2026, BlueOne Technologies, Inc. received an email from a former advisor asserting that additional amounts are owed under an advisory relationship with the Company. Management disputes the asserted amounts and, as of the filing date, no litigation has been commenced and no formal legal demand has been received. Management is currently evaluating the matter and has not recorded a liability related to the asserted amounts.

No other material legal proceedings are pending against the Company as of the date of this report.

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

	Quarter	High	Low
FISCAL YEAR ENDED MARCH 31, 2026	First	$6.25	$6.25
	Second	$6.25	$4.90
	Third	$21.00	$4.90
	Fourth	$9.00	$6.03

	Quarter	High	Low
FISCAL YEAR ENDED MARCH 31, 2025	First	$5.93	$5.15
	Second	$5.49	$5.49
	Third	$6.25	$5.16
	Fourth	$6.49	$5.93

	Quarter	High	Low
FISCAL YEAR ENDED MARCH 31, 2024	First	$8.75	$5.00
	Second	$5.25	$4.50
	Third	$5.75	$5.05
	Fourth	$5.75	$5.75

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

Holders of Record

As of March 31, 2026, an aggregate of 14,333,310 shares of our Common Stock were issued and outstanding and were owned by approximately 191 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

Unregistered Sales of Equity Securities

From April 1, 2025 to March 31, 2026, we sold 60,052 shares of common stock to 31 investors for gross proceeds of $270,140.

The shares of common stock were issued and sold pursuant to exemptions from the registration requirements of Section 5 of the Securities Act contained in Section 4(a)(2) and/or Regulation D thereof. No sales commissions were paid in connection with the sales of these securities, and no general solicitation was carried out.

Emerging Growth Company Status

We are an emerging growth company as defined in the Jumpstart Our Business Startups (JOBS) Act. As an emerging growth company, we are subject to reduced reporting and disclosure requirements, including:

•	Exemption from the requirement to provide an auditor’s attestation report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act.

•	Scaled executive compensation disclosure requirements.

•	The ability to use the extended transition period for complying with new or revised accounting standards. We will remain an emerging growth company until the earliest of:

•	The last day of the fiscal year in which we have total annual gross revenues of $1.25 billion or more.

•	The last day of the fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement under the Securities Act of 1933.

•	The date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

•	The date on which we are deemed to be a large accelerated filer under Rule 12b-2 of the Exchange Act.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “should,” “could,” “forecast” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to:

•	the Company’s strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position,

•	worldwide economic, political, and capital markets conditions, such as interest rates, foreign currency exchange rates, financial conditions of our suppliers and customers, and natural and other disasters or climate change affecting the operations of the Company or our suppliers and customers,

•	new business opportunities, product development, and future performance or results of current or anticipated products,

•	the scope, nature or impact of acquisition, strategic alliance and divestiture activities,

•	the outcome of contingencies, such as legal and regulatory proceedings,

•	future levels of indebtedness, common stock repurchases and capital spending,

•	future availability of and access to credit markets,

•	pension and postretirement obligation assumptions and future contributions,

•	asset impairments,

•	tax liabilities,

•	information technology security, and

•	the effects of changes in tax (including the newly enacted Tax Cuts and Jobs Act), environmental and other laws and regulations in the United States and other countries in which we operate.

Emerging Growth Company Considerations

As an emerging growth company, we are permitted to provide scaled disclosures in this Annual Report on Form 10-K. Specifically, we are not required to include certain information that would otherwise be required for non-emerging growth companies, such as:

•	A Compensation Discussion and Analysis (CD&A) in Item 11.

•	An auditor’s attestation report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act.

•	Certain financial data for earlier periods (e.g., only two years of audited financial statements are required).
Investors should be aware that our disclosures may be less comprehensive than those of non-emerging growth companies.

Overview

BlueOne Technologies Inc. is a publicly traded financial technology company undergoing a significant strategic transformation. Following our acquisition of Millennium EBS (“Millennium”), a sophisticated fintech platform provider, we have evolved from our foundational business in prepaid card program management to now a diversified, global provider of advanced payment infrastructure solutions for banks, financial institutions (FIs), and emerging fintech companies.

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

Our Core Offerings and Solutions

Our operations are now organized around two principal service lines:

1. Fintech and Payment Hub Solutions (via Millennium EBS) This is our primary engine for growth and innovation. The Millennium platform provides the infrastructure that enables Banks, financial institutions, processors and fintechs to manage, process, and optimize payment flows efficiently. Key solutions include:

•	Payment Hub and Orchestration Platform: A centralized solution that allows banks and FIs to streamline all payment types (e.g., ACH, wire, card, real-time payments) through a single, integrated hub. This reduces operational complexity, lowers costs, and enhances flexibility.

•	ISO20022 Migration and Compliance: The global financial industry is undergoing a mandatory transition to ISO 20022, a new, data-rich messaging standard. This transition presents a significant technological challenge for most banks. Millennium’s platform is designed to act as an accelerator, helping institutions fast-track their ISO 20022 adoption, meet compliance deadlines, and unlock the value of enriched data which can be used within all platforms at financial institutions and other service providers.

•	Remittance-as-a-Service (RaaS): We provide a turnkey platform for fintech companies and other businesses seeking to launch and operate cross-border remittance services, significantly lowering their barrier to entry and accelerating time-to-market.

2. Remittance Program via BlueOne Pay

BlueOne Technologies Inc.,will now introduce BlueOne Pay, a platform which will enable a seamless, low-cost conversion of stablecoin USDT (Tether) into USD, delivering funds through bank transfers, prepaid cards, or cash pick up. After customers are verified under KYC in compliance with regulatory standards (one-time verification), they will be able to send USDT to a BlueOne Pay wallet address, where BlueOne will then convert the widely used USDT to USD using either our liquidity provider or exchange partner.

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

Recent Developments and Key Partnerships

To execute our strategy, we have recently secured key commercial agreements that validate our technology and market approach:

•	Abeam Consulting (Word’s Best Management Consulting Firms 2024, Selection by U.S. Forbes Magazine): We have formed a strategic partnership with a global business consulting firm, Abeam Consulting, to leverage their extensive network of banking clients to promote and implement our ISO 20022 and Payment Hub solutions.

•	Ongoing ISO 20022 Implementations: We have secured an engagement with a large commercial bank in Nepal to facilitate its transition to the ISO 20022 standard, serving as a critical reference case in the South Asian market. This deal also expected bring more banks as Millennium’s customer. Other areas currently focused is Sri-Lanka, Middle East and Arica.

•	Millennium EBS is in discussions to form a strategic partnership with a Fortune 500 company that serves over 600 financial institutions in more than 140 countries. The goal of this collaboration is to expand the global reach and implementation of our ISO 20022 compliant Payment Hub platform, enabling financial institutions to modernize their payment infrastructure, meet regulatory requirements, and streamline cross-border transactions.

Background

BlueOne Technologies, Inc. (formerly known as “BlueOne Card”, “Avenue South Ltd.,” “TBSS International, Inc.,” or “Manneking Inc.”) was incorporated on July 6, 2007, under the laws of the State of Nevada. We started our business as a retailer and importer of domestic home furnishings from Hong Kong. On September 30, 2011, we changed our name to TBSS International, Inc. and got engaged in gold mining and drilling and general construction. On April 26, 2019, Corporate Compliance, LLC filed a re-application for custodianship pursuant to NRS 78.347. The Eighth Judicial District Court of Clark County, Nevada granted custodianship over TBSS International, Inc. to Corporate Compliance, LLC. On October 15, 2019, we changed our name to “Manneking Inc.,” and then to “BlueOne Card, Inc.” on June 30, 2020.

On October 15, 2019, we executed a 1 for 100 reverse stock-split. On June 30, 2020, we also executed a 1 for 100 reverse stock-split with a Certificate of Change and changed our trading symbol to “BCRD.” We filed a FINRA corporate action pursuant to FINRA Rule 6490 which was announced on the Daily List as of July 23, 2020.

On March 11, 2026, the Company filed a FINRA corporate action request to change its name from BlueOne Card Inc. to BlueOne Technologies, Inc. The name change became effective on April 15, 2026, and was published on the FINRA OTC Daily List.

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

Business Combinations

The Company accounts for business acquisitions using the acquisition method of accounting, whereby the assets acquired and liabilities assumed are recognized based on their respective estimated fair values at the acquisition date. The purchase price is allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Identifiable finite-lived intangible assets are amortized over their estimated useful lives. Determining the fair value of acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodologies, projected revenues, expenses and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. Business acquisitions are included in the Company’s consolidated financial statements as of the acquisition date. The Company evaluates acquisitions pursuant to ASC 805, Business Combinations, to determine whether the transaction should be accounted for as an asset acquisition or a business combination.

Payment Hub Intangible Asset

In connection with the acquisition of Millennium EBS, the Company recognized the Payment Hub intangible asset as an identifiable finite-lived intangible asset. The asset is amortized on a straight-line basis over its estimated useful life and is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable in accordance with ASC 360.

During the current fiscal year, the Company reclassified the Payment Hub asset from goodwill to an identifiable finite-lived intangible asset based upon management’s evaluation and the related purchase price allocation. The Payment Hub intangible asset is amortized on a straight-line basis over its estimated useful life and is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable under ASC 360.

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

Results of Operations for the Year Ended March 31, 2026 Compared to the Year Ended March 31, 2025

Revenue and Cost of Sales

We recorded $260,013 in revenues from the implementation of services and subscription revenues for the year ended March 31, 2026. There were no revenues from the sale of prepaid debit cards for the year ended March 31, 2026. We recorded $118,099 for the costs incurred with the implementation of software services and subscription revenues for the year ended March 31, 2026. As a result, we reported a gross profit of $141,914 and $78,197 for the years ended March 31, 2026 and 2025 respectively.

Operating Expenses

Operating expenses included legal, accounting and professional fees, all costs associated with advertising and marketing, rent, payroll and other expenses. We recorded operating expenses of $4,220,586 and $1,237,816 for the years ended March 31, 2026 and 2025, respectively. The increase in operating expenses of $2,982,770 resulted primarily due to increase of our amortization of internal use software $2,842,164 and increase of $35,624 in legal, professional and filing fees, for the year ended March 31, 2026 compared to March 31, 2025.

Other Income (Expense)

Interest expense was related to the interest charged on credit cards. Interest expense totalled $20,480 and $15,927 for the years ended March 31, 2026 and 2025, respectively.

Non-Controlling Interest

On October 25, 2024, we agreed to acquire 60% of the issued and outstanding shares of Millenium EBS in exchange for 2.1 million shares of our common stock and $500,000 in cash consideration. The acquisition completed on December 13, 2024. We recorded loss allocated to non-controlling interest for the period from December 14, 2024 to March 31, 2025 of $124,303. A loss of $1,153,948 was recorded for the year ended March 31, 2026.

Net Losses

We incurred a net loss of $4,099,153 for the year ended March 31, 2026 as compared to a net loss of $1,175,546 for the year ended March 31, 2025. The increase in loss of $2,923,607 was primarily due to the increase in operating expenses incurred by us due to amortization of internal-use software.

Liquidity and Capital Resources

Liquidity and Capital Resources for the Year Ended March 31, 2026 Compared to the Year Ended March 31, 2025.

	March 31, 2026	March 31, 2025
Summary of Cash Flows:
Net cash used in operating activities	$(571,105)	$(317,295)
Net cash used in investing activities	(67,954)	–
Net cash provided by financing activities	770,199	288,250
Net decrease in cash and cash equivalents	131,141	(29,045)
Beginning cash and cash equivalents	46,018	75,063
Ending cash and cash equivalents	$177,159	$46,018

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

No assurance can be given that sources of financing will be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

•	Curtail our operations significantly, or

•	Seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to technology platform and correlated services, or

•	Explore other strategic alternatives including a merger or sale of our Company.

Operating Activities

Net cash used in operations of $571,105 for the year ended March 31, 2026 was primarily a result of a loss of $4,099,153, depreciation and amortization of $62,641, non-cash rent expense of $92,241, and amortization of internal-use software cost of $2,962,526. In addition, the Company recorded a net increase in operating assets and liabilities of $410,641 due to an increase in accounts receivable of $10,624, decrease in prepaid deposits and other current assets of $14,460, increase in accounts payable and accrued liabilities of $505,535, increase in compensation payable to officers of $109,807 decrease in deferred revenues of $50,607, and increase in related party payables of $157,931.

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

Investing Activities

Net cash used in investing activities for the year ended March 31, 2026 was $67,954 due to cash paid $67,954 for purchase of internal-use software development costs.

Net cash used in investing activities for the year ended March 31, 2025 was $0.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2026 was $770,199, consisted of cash proceeds from the sale of common stock of $270,199 and proceeds from an investor of $500,000.

Net cash provided by financing activities for the year ended March 31, 2025 was $288,250, consisted of cash proceeds from the sale of common stock of $358,250 offset by cash paid to related party to pay down the acquisition payable for acquisition of Millenium EBS of $70,000

Future Capital Requirements

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company recorded a net loss attributable to the common stockholders of BlueOne Technologies, Inc. of $2,945,205, net cash flows used in operating activities of $571,105 for the year ended March 31, 2026, and has an accumulated deficit and working capital deficit of $7,868,199 and $4,922,995, as of March 31, 2026. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these consolidated financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Impact of Investor Dispute on Liquidity

In February 2026, David Lee, an investor, breached a $1,000,000 investment agreement with the Company, depositing only $500,000 of the committed funds and subsequently engaging in defamatory and harassing conduct against our former CEO, James Koh. The Company has retained the $500,000 partial payment as liquidated damages and is pursuing the remaining $500,000 owed under the agreement. However, Mr. Lee’s actions have disrupted our capital-raising efforts and damaged our reputation in the investor community.

While we are taking steps to mitigate the impact of this dispute (including legal action and demand letters), there can be no assurance that we will recover the full $1,000,000 or restore investor confidence. If we are unsuccessful in our efforts, our liquidity, operations, and ability to execute our business plan could be materially and adversely affected.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, Nabil A. Bader, who serves as our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Bader evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2026. Based on his evaluation, Mr. Bader concluded that, due to material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2026.

In light of the material weaknesses in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report. These additional procedures have allowed us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

As an emerging growth company under the Jumpstart Our Business Startups (JOBS) Act, we are not required to obtain an auditor’s attestation report on our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. However, we have performed additional procedures, including those described above, to ensure the accuracy and completeness of our financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026, based upon Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

We noted deficiencies involving:

•	Lack of segregation of duties,
•	Lack of internal control documentation, and
•	Timeliness of production of accounting records.

Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2026, based on criteria described in Internal Control—Integrated Framework (2013) issued by COSO.

As an emerging growth company, we are exempt from the requirement to provide an auditor’s attestation report on our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. However, we are committed to improving our internal controls and remediating the identified material weaknesses.

Plan for Remediation of Material Weaknesses

Since these entity-level controls have a pervasive effect across the organization, management has determined that these circumstances constitute material weaknesses.

We believe that, since the date that we were made aware of our material weaknesses, we have improved our internal control over financial reporting by taking certain corrective steps that we believe minimize the likelihood of a recurrence. We have designed a disclosure controls and procedures regime pursuant to which our management has, among other things:

(a) Identified the definition, objectives, application, and scope of our internal control over financial reporting.

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

Additionally, to remediate the material weakness related to related-party transactions, the Company has initiated the following steps:

•	Adopting a formal related-party transaction policy that requires:
o	Disclosure of all related-party relationships to the Board of Directors and Audit Committee.
o	Approval of all related-party transactions by the Board or a majority of disinterested directors.
•	Enhancing internal controls to ensure proper identification, approval, and disclosure of all related-party transactions in accordance with SEC rules and GAAP.
•	Providing training to management and the Board of Directors on related-party transaction compliance.

The remediation steps taken are subject to the Chief Executive Officer’s oversight. While management believes there have been improvements of internal controls over financial reporting during the year ended March 31, 2026, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to:

•	Segregation of duties,
•	Maintaining adequate supporting documentation to substantiate the information reported in the financial statements,
•	Identification, approval, and disclosure of related-party transactions, and
•	Assurance that complex transactions are properly recorded as the business continues to grow.

Our management has been actively engaged in planning for, designing, and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately ensure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

The Company expects to complete the remediation of the material weakness related to related-party transactions by March 31, 2027. However, the material weakness will not be considered remediated until the new controls have been in place for a sufficient period of time and management has tested their effectiveness.

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

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the year ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As an emerging growth company, we are not required to provide an auditor’s attestation report on our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. However, we are actively working to remediate the material weaknesses identified in this report.

ITEM 9B.	OTHER INFORMATION

During the year ended March 31, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Title
Nabil A. Bader	62	President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
James Koh*	58	Chairman of the Board of Directors
Taegyu Choi	53	Director, Audit, Compensation, and Corporate Governance and Nominating Committee Member
Dong Sung Lee	56	Director, Audit, Compensation, and Corporate Governance and Nominating Committee Member
Shinto Matthew	51	Director, Chief Scientific Officer, Consultant

*	Mr. Koh is the controlling shareholder of our Company.

Our President, CEO, CFO and Chairman

Nabil A. Bader

Mr. Bader, has served as Executive Chairman of Executive Team Company LLC, since 2014. From 2009 to 2013, he served as Executive Chairman and Group CEO of The Mint Corporation LLC, and from 2001 to 2009; he was CEO of Workers Equity Holding LLC, a fintech company. Mr. Bader has over 30 years of management experience in the fintech industry. He attended Monterey College and Santa Monica College.

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

Associations with Companies with a Class of Securities Registered Pursuant to Section 12 or 15(d) of the Exchange Act

None.

Legal Proceedings

During the past ten years, none of the following events applied to any of our directors or executive officers:

•	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

•	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

•	Engaging in any type of business practice; or

•	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

•	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

•	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

•	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

•	Any Federal or State securities or commodities law or regulation; or

•	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

•	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

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

Beneficial Ownership Reporting Compliance – Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company and information involving securities transactions of which the Company is aware, besides a Form 3 required to be filed by Shinto Matthew, none of the Company’s officers, directors and holders of more than 10% of the outstanding common stock of the Company failed to timely file reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2026.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

As an emerging growth company, we are not required to provide a Compensation Discussion and Analysis (CD&A) in this Annual Report on Form 10-K. The following tables and narratives provide the required executive compensation disclosures for our named executive officers

The following table and related footnotes show the compensation paid to our named executive officers during the last fiscal years ended March 31, 2026 and 2025, and information concerning all compensation paid for services rendered to us in all capacities for our last two fiscal years.

Name and Principal Position	Year-Ended	Salary ($)	All Other Compensation ($)	Total ($)
Nabil A. Bader, President, President, CEO, CFO, Secretary and Treasurer	March 31, 2026	n/a	n/a	n/a

James Koh, former President, CEO, and (current) Chairman**	March 31, 2025	209,633	–	209,633
	March 31, 2024	190,575	–	190,575

** All compensation in the form of salary owed pursuant to the employment agreement has been unpaid and is being deferred by Mr. Koh. The Company intends to defer payment of executive’s salary compensation until the Company has sufficient amounts to fund both the Company’s operations and executive’s salary.

Employment Agreements

President, CEO, CFO, Secretary Employment Agreement

On March 10, 2026, we entered into an employment agreement with Nabil A. Bader to serve as our President, CEO, CFO, Secretary and Treasurer. We have not yet established a formal compensation program for Mr. Bader but intend to develop one in the future.

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

During the fiscal years ended March 31, 2026, except as disclosed in “Executive Compensation” above and in “Consulting Agreement – Shinto Matthew”, our directors received no compensation for services provided to the Company as directors.

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

There were no new issuances of stock options or awards during the year ended December 31, 2026 under the 2022 Plan.

Insider Trading Policies and Practices Regarding Timing of Equity Awards

The Company does not currently maintain an equity compensation plan pursuant to which stock options or similar equity awards are granted to executive officers. Accordingly, the Company has not adopted any policies or practices regarding the timing of awards of stock options in relation to the disclosure of material nonpublic information.

The Company's Board of Directors has not historically considered material nonpublic information when determining the timing or terms of any equity awards, and the Company has not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

During the fiscal year ended March 31, 2026, the Company did not grant any stock options or similar equity awards to any named executive officer that would require disclosure pursuant to Item 402(x) of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and footnotes thereto sets forth information regarding the number of shares of Common Stock beneficially owned by (i) each director and named executive officer of our Company, (ii) named executive officers, executive officers, and directors of the Company as a group, and (iii) each person known by us to be the beneficial owner of 5% or more of our issued and outstanding shares of Common Stock. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 14,333,310 shares of Common Stock outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following table is: 4695 MacArthur Court, Suite 1100, Newport Beach, CA 92660.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Named Executive Officers and Directors’
Nabil A. Bader, President, CEO, CFO, Secretary and Treasurer	–		0%
James Koh, Chairman	301,000,000	(2)	98.3%
Mr. Taegyu Choi	–		0%
Mr. Dong Sung Lee	–		0%
Mr. Shinto Matthew	2,100,000		0.7%
Executive Officers, Named Executive Officers, and Directors as a Group (Four Individuals)	303,100,000		99.0%

5% Beneficial Holders (Not Named Above)
None

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report.

(2)	Includes 292,000,000 shares issuable upon the conversion of 292,000 shares of Series A Convertible Preferred Stock owned by Mr. Koh.

Changes in Control

There are no arrangements known to us the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed below, for transactions with our executive officers and directors, please see the disclosure under “EXECUTIVE COMPENSATION” above.

Our CEO, from time to time, has provided advances to us for our working capital needs. We have recorded a payable to the CEO of $6,593 and $20,595 at March 31, 2025 and 2024, respectively. The funds advanced are unsecured, non-interest bearing, and due on demand. In addition, our director Shinto Matthew is owed a total of $2,085 - $2,740 in advances and consulting fees, and $430,000 cash consideration for acquisition of Millennium EBS as of March 31, 2025. On March 1, 2025, the Company and our director, Mr. Shinto Matthew, sole stockholder of Millennium EBS, mutually agreed to extend the payment of cash consideration to December 31, 2025. On March 4, 2026, the $430,000 owed to Shinto Matthew was converted into equity.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees incurred for the years ended March 31, 2026 and 2025 for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	March 31, 2026	March 31, 2025
Audit Fees	$82,800	$69,000
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	$82,800	$69,000

The Company’s Audit Committee evaluates and approves in advance the scope and cost of the audit engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre- approval policies and procedures.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibits

As an emerging growth company, we are permitted to omit certain exhibits and financial statement schedules that would otherwise be required for non-emerging growth companies. All required exhibits are included in this filing.

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

(b) Exhibits.

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation dated July 6, 2007
3.2(2)	Certificate of Amendment dated October 22, 2019
3.3(2)	Certificate of Amendment dated June 22, 2020
3.4(2)	Bylaws
3.5(7)	Articles of Exchange dated December 13, 2024
4.1(2)	Certificate of Designation for Series A Preferred Stock
4.2(3)	2022 Stock Incentive Plan
10.1(2)	Agreement to Partially Convert Series A Convertible Preferred Stock to Common Stock
10.2(2)†	Employment Agreement dated December 1, 2020 with Mr. James Koh
10.3(2)±	Reseller Agreement dated April 15, 2020 with EndlessOne Global Inc.
10.4(4)	Amendment No. 1 to the Reseller Agreement with EndlessOne Global, Inc. dated August 1, 2022
10.5(9)±	Service Agreement dated September 1, 2020 with EndlessOne Global, Inc.
10.6(5)±	Master Program Manager Services Agreement dated February 27, 2024 with Expanse Financial Technologies, Inc.
10.7(7)	Stock Exchange and Acquisition Agreement dated effective October 25, 2024 by, between, and among BlueOne Card, Inc., Millennium EBS, Inc., and Shinto Matthew
10.8(8)	Master Services Agreement dated April 4, 2025 by and between Millennium EBS Inc. and ABeam Consulting (USA) Ltd.
10.9*	Consulting Agreement with Shinto Matthew dated October 31, 2024
19.1*	Insider Trading Policy
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

________________________

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan.
±	Portions of the exhibit have been omitted.

(1)	Filed as Exhibit 3.1 to the Company’s Form S-1 filed with the Commission on July 28, 2010 under Commission File No. 333-168346
(2)	Filed as an exhibit to the Company’s Form 10 filed with the Commission on December 29, 2020 under Commission File No. 000-56060
(3)	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2022 under Commission File No. 000-56060
(4)	Filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on November 21, 2022 under Commission File No. 000-56060
(5)	Filed as Exhibit 10.6 to the Company’s Form 10-K filed with the Commission on July 11, 2024 under Commission File No. 000-56060
(6)	Filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on December 13, 2024 under Commission File No. 000-56060
(7)	Filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on December 13, 2024 under Commission File No. 000-56060
(8)	Filed as Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on April 10, 2025 under Commission File No. 000-56060
(9)	Filed as Exhibit 10.5 to the Company’s Form 10-K filed with the Commission on July 14, 2023 under Commission File No. 000-56060

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlueOne Technologies, Inc.

Date: July 13, 2026	By:	/s/ Nabil A. Bader
Nabil A. Bader
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ James Koh	Director	July 13, 2026
Mr. James Koh

/s/ Shinto Matthew	Director	July 13, 2026
Mr. Shinto Matthew

/s/ Taegyu Choi	Director	July 13, 2026
Mr. Taegyu Choi

/s/ Dong Sung Lee	Director	July 13, 2026
Mr. Dong Sung Lee

BLUEONE CARD, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

MARCH 31, 2026 AND 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

BlueOne Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BlueOne Technologies Inc. (the “Company”) as of March 31, 2026, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the fiscal year ended March 31, 2026, and the related notes and schedules (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2026, and the consolidated results of its operations and its cash flows for the fiscal year ended March 31, 2026, in conformity with the accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not yet generated any significant revenues, The Company recorded a net loss attributable to common stockholders of $2,945,205, net cash flows used in operating activities of $571,105 for the year ended March 31, 2026, and has an accumulated deficit and working capital deficit of $7,868,199 and $2,068,353, as of March 31, 2026. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

Other Matter – 2025 Financial Statements

The financial statements of BlueOne Technologies Inc. as of and for the fiscal year end March 31, 2025, were audited by other auditors whose report thereon, dated August 27, 2025, expressed an unqualified opinion.

Critical Audit Matters

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit maters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

There is no Critical Audit Matters existed as of March 31, 2026.

/s/ DylanFloyd Accounting & Consulting

We have served as the Company's auditor since 2026.

Newhall, California

July 13, 2026

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	March 31, 2025
ASSETS
Current Assets
Cash	$177,159	$46,018
Accounts receivable, net	20,344	9,720
Prepaid deposits and other current assets	–	10,068
Total Current Assets	197,503	65,806

Property and equipment, net	40,677	145,041
Software, net	12,389,563	4,501,321
Other intangible assets	–	10,782,814
Right-of-use asset	–	35,219
Deposits	(1)	4,391
Total Assets	$12,627,742	$15,534,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$783,878	$278,343
Compensation payable to officer	890,765	780,958
Deferred revenue	4,645	55,252
Related party payables	35,897	623,828
Loan payable, current portion	500,000	–
Lease liabilities - current maturity	50,671	30,781
Total Current Liabilities	2,265,856	1,769,162

Loan payable, non-current portion	–	–
Lease liabilities - net of current maturity	–	4,591
Total Liabilities	2,265,856	1,773,753

Commitments and Contingencies (See Note 8)

Stockholders’ Equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized, Series A Preferred Stock, 1,000,000 shares designated, 292,000 shares issued and outstanding at March 31, 2026 and March 31, 2025, respectively	292	292
Common stock, $0.001 par value; 500,000,000 shares authorized, 14,428,867 shares and 14,273,260 shares issued and outstanding at March 31, 2026 and March 31, 2025, respectively	14,334	14,274
Additional paid in capital	13,560,378	12,860,238
Stock subscriptions received	–	–
Accumulated deficit	(7,868,199)	(4,922,995)
Total BlueOne Card Inc. Stockholders’ Equity	5,706,805	7,951,809

Non-controlling interest in subsidiary	4,655,082	5,809,030

Total Equity	10,361,886	13,760,839

Total Liabilities and Equity	$12,627,742	$15,534,592

The accompanying notes are an integral part of these financial statements.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2026	2025
Revenues	$260,013	$110,145

Operating Expenses
Cost of revenues (excluding software amortization included in G&A)	118,099	31,948
Legal and filing fees	51,538	15,914
Rent	109,719	151,157
General and administrative	4,059,330	1,070,745
Total Operating Expenses	4,338,685	1,269,764

Loss from Operations	(4,078,673)	(1,159,619)

Other Income (Expense)
Interest income	–	–
Interest expense	(20,480)	(15,927)
Total Other Income (Expense)	(20,480)	(15,927)

Loss before Income Taxes	(4,099,153)	(1,175,546)

Provision for Income Tax	–	–

Net Loss	$(4,099,153)	$(1,175,546)

Net loss of subsidiary attributable to non-controlling interest	1,153,948	124,303

Net Loss Attributable to Common Shareholders	$(2,945,205)	$(1,051,243)

Basic and Diluted Net Loss Attributable to Common Shareholders Per Share	$(0.21)	$(0.08)

Weighted Average Number of Shares Outstanding - Basic and Diluted	14,304,057	12,708,572

The accompanying notes are an integral part of these financial statements.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended March 31, 2026

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	Equity
Balance - March 31, 2025	292,000	$292	14,273,260	$14,274	$12,860,238	$–	$(4,922,995)	$5,809,030	$13,760,839
Sale of common stock	–	–	60,050	606	700,042	–	–	–	700,200
Net loss	–	–	–	–	–	–	(2,945,205)	(1,153,948)	(4,099,153)
Balance - March 31, 2026	292,000	$292	14,333,310	$14,334	$13,560,378	$–	$(7,868,199)	$4,655,082	$10,361,886

For the Year Ended March 31, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	Equity
Balance - March 31, 2024	292,000	$292	12,072,454	$12,073	$4,044,189	$60,000	$(3,871,752)	$–	$244,802
Issuance of shares for previous cash received	–	–	15,000	15	59,985	(60,000)	–	–	–
Sale of common stock	–	–	85,806	86	358,164	–	–	–	358,250
Non-controlling interest acquired	–	–	2,100,000	2,100	8,397,900	–	–	–	8,400,000
Initial recording of non-controlling interest	–	–	–	–	–	–	–	5,933,333	5,933,333
Net loss	–	–	–	–	–	–	(1,051,243)	(124,303)	(1,175,546)
Balance - March 31, 2025	292,000	$292	14,273,260	$14,274	$12,860,238	$–	$(4,922,995)	$5,809,030	$13,760,839

The accompanying notes are an integral part of these financial statements.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(4,099,153)	$(1,175,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62,641	123,552
Inventory reserve	–	–
Non-cash rent expense	92,241	2,859
Amortization of software	2,962,526	120,362
Credit loss expense	–	85,020
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,624)	(94,740)
Decrease in inventory	–	–
(Increase) decrease in prepaid deposits and other current assets	14,460	(3,309)
Increase (decrease) in accounts payable and accrued liabilities	505,535	189,259
Increase in compensation payable to officer	109,807	209,633
Increase in deferred revenue	(50,607)	55,252
Increase (decrease) in related party payables	(157,931)	170,363
Net Cash Used in Operating Activities	(571,105)	(317,295)

Cash Flows from Investing Activities:
Cash paid for purchase of internal-use software costs	(67,954)	–
Cash paid for purchase of property and equipment	–	–
Cash proceeds from long term assets	–	–
Net Cash Used in Investing Activities	(67,954)	–

Cash Flows from Financing Activities:
Cash proceeds from sale of common stock	270,197	358,250
Cash paid to related party for acquisition of subsidiary	–	(70,000)
Cash proceeds from related party	500,000	–
Net Cash Provided by Financing Activities	770,197	288,250

Net (Decrease) in Cash	131,141	(29,045)

Cash - Beginning of the Year	46,018	75,063

Cash - End of the Year	$177,159	$46,018

Supplemental Disclosures of Cash Flows
Cash paid for interest	$20,480	$15,927
Cash paid for income taxes	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Present value of initial lease liability and right-of-use asset	$–	$–
Issuance of payable for acquisition	$–	$500,000
Issuance of common stock for acquisition of subsidiary	$–	$8,400,000
Non-controlling interest acquired	$–	$5,933,333

The accompanying notes are an integral part of these financial statements.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

NOTE 1 – NATURE OF OPERATIONS, GOING CONCERN AND BASIS OF PRESENTATION

General

BlueOne Technologies Inc. (the “Company”) was incorporated on July 6, 2007 under the laws of the state of Nevada. The Company provides innovative payout solutions and prepaid debit card and gift card solutions to consumers and corporations transforming card-to-card cross border real time global money transfers.

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

Going Concern

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company recorded a net loss attributable to common stockholders of $2,945,205, net cash flows used in operating activities of $571,105 for the year ended March 31, 2026, and has an accumulated deficit and working capital deficit of $7,868,199 and $2,068,353, as of March 31, 2026. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these consolidated financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026 and 2025, respectively.

Concentrations

Cash Concentration

Cash is maintained at one financial institution and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of March 31, 2026 and 2025, the Company did not have any cash balances in a financial institution which exceeded federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operation and cash flows.

Customer Concentration

For the year ended March 31, 2026 and 2025, 100% of revenue was derived from sales to two customers. At March 31, 2026, accounts receivable, net was due from one customer.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

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

The Company has recorded $20,344 and $9,720 in accounts receivable at March 31, 2026 and 2025. The Company has recorded an allowance for credit losses of $105,050 and $85,020 on accounts receivable at March 31, 2026 and 2025, respectively.

Inventory

Inventory historically was of finished goods which consisted of plastic prepaid debit cards and gift cards not yet loaded with funds and is valued at the lower cost or net realizable value using the specific identification method. The reported net value of inventory includes saleable prepaid debit cards and gift cards that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At March 31, 2026 and 2025, the Company had no inventory.

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

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

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

Long-lived Assets

In accordance with Accounting Standards Codification (“ASC”) ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets including internal-use software and intangible assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the years ended March 31, 2026 and 2025, respectively.

Business Combination

The Company accounts for business acquisitions using the acquisition method of accounting, whereby the assets acquired and liabilities assumed are recognized based on their respective estimated fair values as of the acquisition date. The purchase price is allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Identifiable finite-lived intangible assets are amortized over their estimated useful lives. Determining the fair value of acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodologies, projected revenues, expenses and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. Business acquisitions are included in the Company’s consolidated financial statements as of the acquisition date. The Company evaluates acquisitions pursuant to ASC 805, Business Combinations, to determine whether a transaction should be accounted for as an asset acquisition or a business combination.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

Payment Hub Intangible Asset

In connection with the acquisition of Millennium EBS, the Company recognized the Payment Hub intangible asset as an identifiable finite-lived intangible asset. The asset is amortized on a straight-line basis over its estimated useful life and is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable in accordance with ASC 360.

During the current fiscal year, the Company reclassified the Payment Hub asset from goodwill to an identifiable finite-lived intangible asset based upon management’s evaluation and the related purchase price allocation. The Payment Hub intangible asset is amortized on a straight-line basis over its estimated useful life and is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable under ASC 360.

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

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

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

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

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

Revenue Disaggregation

The Company records revenues from the sales of prepaid debit cards, implementation of services and subscription services, respectively. Revenues in 2026 are for services related to the Millenium Payment Hub.

	For the year ended March 31,
	2026	2025
Implementation fees	$186,310	$60,000
License fees	20,897	50,145
Subscription fees	52,806	–
Total revenues	$260,013	$110,145

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

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed. The Company recorded in the general and administrative expenses as per the consolidated statements of operations, research and development costs of $0 and $60,374 for the years ended March 31, 2026 and 2025, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs in the year when expenses are incurred. The Company recorded $171,411 and $133,925 as advertising and marketing expenses in the general and administrative expenses on the consolidated statements of operations for the years ended March 31, 2026 and 2025, respectively.

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

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

Segment Reporting

The Company operates as a single operating segment. The Company's Chief Executive Officer, who is the Company's Chief Operating Decision Maker (“CODM”), reviews financial information and evaluates the Company's operating performance and allocation of resources on a consolidated basis.

The CODM evaluates the Company's performance primarily based on revenues and loss from operations. The Company does not maintain separate operating segments or separate financial information for purposes of allocating resources or assessing performance.

The Company's reportable segment measure of profit or loss is loss from operations. The significant expense categories regularly provided to and reviewed by the CODM in evaluating operating performance include:

•	Cost of revenues;
•	Legal and filing fees;
•	Rent; and
•	General and administrative expenses.

The Company operates as a single business unit and does not have separate reportable segments based on products, services, or geographic areas. All material assets of the Company are located in the United States.

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

	For the Year Ended March 31,
	2026	2025
Net loss computation of basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(2,945,205)	$(1,051,248)

Basic and diluted net loss per share:
Basic and diluted net loss per common share	$(0.21)	$(0.08)

Basic and diluted weighted average common shares outstanding	14,304,057	12,708,572

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive, are as follows as of March 31, 2026 and 2025, respectively, (in common equivalent shares):

	March 31, 2026	March 31, 2025
Preferred stock	292,000,000	292,000,000
Total anti-dilutive weighted average shares	292,000,000	292,000,000

NOTE 3 – INVENTORY

Inventory of prepaid debit cards and gift cards consisted of the following:

	March 31, 2026	March 31, 2025
Prepaid cards inventory	$–	$–
Less: reserve to reduce to net realizable value	–	–
Total	$–	$–

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	March 31, 2026	March 31, 2025
Furniture and fixtures	5 years	$–	$180,278
Leasehold Improvements	3.2 years	–	273,490
Office equipment	3 years	–	5,500
Vehicle	5 years	64,312	–
		64,312	459,268
Less: Accumulated depreciation and amortization		(23,635)	(314,227)
Total		$40,677	$145,041

Depreciation and amortization expense for the years ended March 31, 2026 and 2025 totaled $3,025,166 and $123,552, respectively.

NOTE 5 – ACQUISITION OF MILLENIUM EBS, INC.

On October 25, 2024, the Company entered into a Stock Exchange and Acquisition Agreement (the “Agreement”) with Millenium EBS, Inc. whereby the principal owner of EBS, Shinto Matthew, is to sell 3,600,000 shares of EBS (constituting 60% of the issued and outstanding shares of MEI), to the Company in exchange for (i) 2,100,000 shares of the Company valued at $4.00 per share based on the last sale of common shares in the last capital raises totaling $8,400,000 (due on the Closing Date of Agreement), and (ii) $500,000 cash (due within 90 days of the Closing Date of Agreement). The acquisition transaction closed on December 13, 2024. The Company has the purchase option and right of first refusal to purchase the remaining 40% of MEI. The acquisition was treated as a business combination under ASC 805 “Business Combination”. This acquisition positions the Company to emerge as a prominent payment hub and prepaid debit card provider, significantly expanding its reach and capabilities globally in the fintech sector. The acquisition includes ownership of the MEI Payment Hub, an advanced payment orchestration and modernization platform that efficiently manages payments across multiple networks. This strategic move will enhance the Company’s ability to deliver a unified payment hub platform for small and medium-sized financial institutions worldwide. On March 4, 2026, the $430,000 owed to Shinto Matthew was converted into equity.

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

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

Acquisition of Millenium EBS, Inc. on December 13, 2024
Consideration paid for acquisition	$8,900,000
% of Millennium EBS acquired	60%
Total fair market value of Millennium EBS net assets	$14,833,333

Assets Acquired:
Deferred Costs	$31,948
Payment Hub Intangible assets	14,852,815
Total Assets Acquired	14,884,763

Liabilities Assumed:
Accounts payable	$(51,430)
Noncontrolling interest	(5,933,333)
Purchase price	$8,900,000

Non-controlling Interest
Fair market value of Millenium EBS assets	$14,833,333
Allocation of non-controlling interest	40%
Non-controlling interest acquired	5,933,333
Loss allocated to non-controlling interest for the period from December 14, 2024 to March 31, 2025	(124,303)
Non-controlling interest – March 31, 2025	$5,809,030

Acquisition of Millennium EBS, Inc. on December 13, 2024

On December 13, 2024, the Company acquired 60% of Millennium EBS, Inc. for total consideration of $8,900,000. The acquisition was accounted for as a business combination under ASC 805, Business Combinations.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values:

Assets Acquired:

Deferred costs $31,948

Payment Hub intangible asset $14,852,815

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

Liabilities Assumed:

Accounts payable $(51,430)

Noncontrolling Interest $(5,933,333)

Purchase price $8,900,000

The Payment Hub intangible asset represents an identifiable finite-lived intangible asset acquired in connection with the acquisition of Millennium EBS. The Company is amortizing the Payment Hub intangible asset over its estimated useful life and evaluates the asset for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

The allocation of the purchase price is preliminary and subject to adjustment as the Company completes its fair value assessment of assets acquired and liabilities assumed during the measurement period.

NOTE 6 – INTERNAL-USE SOFTWARE

As of March 31, 2025, the Company had capitalized costs of $4,070,000 relating to the acquisition of MEI’s Millenium Payment Hub platform (“MPH”). The Company also had capitalized costs of $551,683 relating to the parent internal-use software. The parent internal-use software was developed by a third party and passed the preliminary project stage prior to capitalization. For the year ended March 31, 2026, the Company did not incur any internal-use software development costs on the parent company software. Amortization of the internal-use software of the parent will begin once the software is placed in service, which management has determined will start once service revenues begin.

	Useful Life (Years)	March 31, 2026	March 31, 2025
Prepaid Debit/Credit Card software	5	$551,683	$551,683
Millenium Payment Hub platform	10	4,070,000	4,070,000
Other Intangible asset - Payment Hub	5	10,782,814	–
Less: Accumulated amortization		(3,014,934)	(120,362)
Total		$12,389,563	$4,501,321

The carrying value of the MPH software and related accumulated amortization is summarized in the table below:

Millenium Payment Hub
Carrying value of MPH software - date of acquisition December 13, 2024 (Subject to measurement period revaluation – See Note 5)	$4,070,000
Additions: Reclassification of Payment Hub intangible asset	10,782,814
Less: Amortization	(3,014,934)
Carrying value at March 31, 2026	$11,837,880

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

Total estimated future amortization expense for the intangible asset is as follows:

Fiscal Year ended December 31,
2026	$2,962,526
2027	2,673,899
2028	2,673,899
2029	2,563,563
2030	2,563,563
Thereafter	407,000
Total	$13,844,450

NOTE 7 – RELATED PARTY TRANSACTIONS

Related Party Payables:
	March 31, 2026	March 31, 2025
Payable to Chief Executive Officer	$31,072	$6,593
Payable to sole stockholder of Millenium EBS Inc., Director	2,085	508,302
Payable to Millenium Consultants, Inc.	2,740	108,933
Total	$35,897	$623,828

The Company’s Chairman, from time to time, has provided advances to the Company for its working capital purposes. The Chairman had net outstanding advances to the Company totaling $31,072 and $6,593 as of March 31, 2026 and 2025, respectively, which is included in related party payables on the consolidated balance sheet. The funds advanced are unsecured, non-interest bearing, and due on demand.

On December 1, 2020, the Company entered into an employment agreement with its CEO for a three-year term, for an annual compensation of $150,000 with a 10% annual increase in compensation effective October 1 of each year. The initial term of the employment agreement is automatically renewed for successive one-year periods unless either party gives ninety (90) calendar days written notice of nonrenewal prior to the expiration of the then-current term. The Company has recorded in general and administrative expenses compensation expense of $112,808 and $209,633 for the years ended March 31, 2026 and 2025, respectively. The total compensation payable to the CEO was $890,765 and $780,958, as of March 31, 2026 and 2025, respectively (Note 8).

Pursuant to the terms of MEI acquisition, the Company is obligated to pay to the sole selling stockholder of MEI cash consideration of $500,000 within 90 days of the closing of the transaction (Note 5). As of March 31, 2025, the Company has paid $70,000 of this balance. In addition, the Company entered into a consulting agreement with the sole selling stockholder of MEI, agreeing to pay monthly consulting fee of $16,000 for ongoing services upon close of MEI acquisition. The Company has recorded a consulting expense of $80,000 payable to the sole selling stockholder for the period ended March 31, 2025 which is included in related party payables on the consolidated balance sheets. The total amount payable to the sole shareholder amounted to $508,302 as of March 31, 2025 which consisted of $430,000 of the acquisition payable and $78,302 of other amounts due. On March 4, 2026, the $430,000 owed to Shinto Matthew was converted into equity. The sole shareholder of MEI was appointed as a member of the Board of Directors of the Company upon consummation of the acquisition of MEI.

As of March 31, 2026, the Company is obligated to pay for services to Millenium Consultants, Inc., an entity owned by sole selling stockholder of MEI and director, totaling $2,740.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

The Company reported the following summary of non-cancellable operating leases in accordance with the provisions of ASC 842 Topic 842 “Leases” as follows:

Summary of Non-Cancellable Operating Leases:

	Vehicle	Office Lease	Total
Right-of-use asset, net	$–	$–	$–

Current lease liabilities	$–	$–	$50,671
Non-current lease liabilities	–	–	–
Total operating lease liabilities	$–	$–	$50,671

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

The supplemental balance sheet information related to the vehicle lease is as follows as of March 31, 2026:

Operating Lease
Right-of-use asset, net	$–

Current lease liabilities	$–
Non-current lease liabilities	–
Total operating lease liabilities	$–

Weighted average remaining lease term (years)	–

Weighted average discount rate per annum	–

As the lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

Anticipated future costs are as follows:

For the years ending	Vehicle
March 31, 2026	$–

Total lease payments	–
Less: imputed interest	–
Present value of lease liabilities	–

Office Lease – J Plaza

On February 2, 2026, the Company entered into a settlement agreement in the amount of $15,000 releasing itself from its contract to lease space from J Plaza at 2716 W. Olympic Blvd, Suite 209, Los Angeles, CA 90060.

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

The Company recorded rent expenses including common area maintenance of $109,719 and $45,436 for the years ended March 31, 2026 and 2025, respectively.

The supplemental balance sheet information related to the office lease is as follows as of March 31, 2026:

Operating Lease
Right-of-use asset, net	$–

Current lease liabilities	$50,671
Non-current lease liabilities	–
Total operating lease liabilities	$50,671

Weighted average remaining lease term (years)	–

Weighted average discount rate per annum	–%

As the lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

Anticipated future costs are as follows:

For the years ending	Office Lease
March 31, 2026		$109,719
March 31, 2027		109,719
Total lease payments
Less: imputed interest
Present value of lease liabilities	$

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

Employment Agreement

On March 10, 2026, the Company entered into an Employment Agreement with Nabil A. Bader which was filed on Form 8-K on March 16, 2026. Mr. Bader, has served as Executive Chairman of Executive Team Company LLC, since 2014. From 2009 to 2013, he served as Executive Chairman and Group CEO of The Mint Corporation LLC, and from 2001 to 2009; he was CEO of Workers Equity Holding LLC, a fintech company. Mr. Bader has over 30 years of management experience in the fintech industry. He attended Monterey College and Santa Monica College.

We have not yet established a formal compensation program for Mr. Bader but intend to develop one in the future.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

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

On March 10, 2026, James Koh resigned from his positions as President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer of BlueOne Technologies, Inc. He maintains his position as our Chairman of the Board of Directors.

We have not yet established a formal compensation program for Mr. Koh in his position as our Chairman but intend to develop one in the future.

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

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

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

Months 0-3	$–
Months 4 – 12	5,000
Year 2	10,000
Year 3 and thereafter	15,000

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

Acquisition Payable

As discussed in Note 5, the acquisition payable of $500,000 was due in 90 days from the acquisition closing date which was March 13, 2025. On March 4, 2026, the $430,000 owed to Shinto Matthew was converted into equity.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at March 31, 2026 and March 31, 2025 was 500,000,000 authorized common shares with a par value of $0.001 per share, and 25,000,000 authorized preferred shares with a par value of $0.001 per share.

Common Stock

During the year ended March 31, 2026, the Company received a cash consideration of $270,200 from sale of 60,052 shares of its common stock at $4.50 per share.

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

Series A Preferred Stock

Of the 25,000,000 authorized preferred shares, 1,000,000 shares have been designated as Series A. There are 292,000 shares issued and outstanding as of March 31, 2026 and 2025, respectively.

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

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

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

The 2022 Plan is administered by our board of directors; however, the board of directors may designate administration of the 2022 Plan to a committee consisting of at least two independent directors. Awards may be made under the 2022 Plan for up to 5,000,000 shares of common stock of the Company. Only employees of our Company or of an “Affiliated Company”, as defined in the 2022 Plan, (including members of the board of directors if they are employees of our Company or of an Affiliated Company) are eligible to receive incentive stock options under the 2022 Plan. Employees of our Company or of an Affiliated Company, members of the board of directors (whether or not employed by our company or an Affiliated Company), and “Service Providers”, as defined in the 2022 Plan, are eligible to receive non-qualified options, restricted stock units, and stock appreciation rights under the 2022 Plan. All awards are subject to Section 162(m) of the Internal Revenue Code. As of March 31, 2026 and 2025, 4,750,000 shares of common stock awards remain available for issuances pursuant to 2022 Plan.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

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

NOTE 10 – INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes. The following table presents a reconciliation of the Company's effective income tax rate to the U.S. federal statutory income tax rate for the years ended March 31, 2026 and 2025:

	March 31, 2026 Amount	March 31, 2026%	March 31, 2025 Amount	March 31, 2025%
Expected income tax benefit at U.S. federal statutory rate of 21%	$(860,629)	21.00%	$(246,865)	21.00%
State taxes, net of federal benefit	(286,000)	6.98%	(82,000)	6.98%
Other permanent items	–	–	–	–
Change in valuation allowance	1,146,629	(27.98)%	328,865	(27.98)%
Income tax expense (benefit)	$–	–%	$–	–%

The reconciliation above is based on loss before income taxes of $(4,098,234) and $(1,175,546) for the years ended March 31, 2026 and 2025, respectively.

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of March 31, 2026 and 2025, are as follows:

	March 31, 2026	March 31, 2025
Deferred tax assets:
Net operating loss carryforward	$1,835,273	$974,451
Total gross deferred tax assets	1,835,273	974,451
Less: valuation allowance	(1,835,273)	(974,451)
Net deferred tax assets	$–	$–

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

As of March 31, 2026 and 2025, the Company had accumulated net operating loss carryforwards of approximately $6,154,206 and $4,502,000, respectively, for U.S. federal and Nevada income tax purposes available to offset future taxable income. These loss carryforwards are subject to limitations under applicable tax law, including limitations resulting from changes in ownership. Federal net operating losses generated after 2017 generally do not expire.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

The Company periodically evaluates the likelihood of realization of its deferred tax assets and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent that future realization is not considered more likely than not. Based on the weight of available evidence, including cumulative losses in recent years and expectations regarding future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized as of March 31, 2026 and 2025. Accordingly, the Company has recorded a valuation allowance for 100% of its deferred tax assets. The increase in the valuation allowance during fiscal 2026 was $1,835,273.

During the years ended March 31, 2026 and 2025, the Company did not make any cash payments for income taxes.

In the ordinary course of business, the Company's income tax returns are subject to examination by various taxing authorities. The Company believes it is more likely than not that its tax positions will be sustained upon examination. Accordingly, the Company has not recorded a liability for unrecognized tax benefits. As of March 31, 2026, tax years 2025, 2024, 2023, and 2022 remain open for examination by the Internal Revenue Service and the Nevada Division of Revenue. The Company has received no notice of audit from the Internal Revenue Service or the Nevada Division of Revenue for any open tax years.

NOTE 11 – SUBSEQUENT EVENT

On May 11, 2026, the Board of Directors of BlueOne Technologies, Inc., a Nevada corporation, approved the engagement of Dylan Floyd Accounting & Consulting (“Dylan Floyd”) as the Company’s independent registered public accounting firm and dismissed Salberg & Company, P.A. (“Salberg”) from that role. A current report on Form 8-K was filed on May 13, 2026.

On May 28, 2026, BlueOne Technologies, Inc. filed two separate demand letters against an investor, David Lee for breach of contract under the February 11, 2026 Secured Note and Warrant Purchase Agreement, seeking $500,000 in unpaid funds and retention of the $500,000 partial payment as liquidated damages and defamation.

The Company has not yet filed a lawsuit but intends to pursue all available legal remedies, including civil litigation and regulatory referrals (e.g., to the SEC for potential violations of Rule 10b-5). The ultimate outcome of this matter cannot be predicted, and an unfavorable resolution could materially and adversely affect our financial condition, reputation, or ability to raise capital.

On May 5, 2026, BlueOne Technologies, Inc. received an email from a former advisor asserting that additional amounts are owed under an advisory relationship with the Company. Management disputes the asserted amounts and, as of the filing date, no litigation has been commenced and no formal legal demand has been received. Management is currently evaluating the matter and has not recorded a liability related to the asserted amounts.

No other material legal proceedings are pending against the Company as of the date of this report

