Form 10-Q
period 2026-06-30
BlueOne Technologies, Inc.
filed 2026-08-11
CIK 1496690

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 000-56060

BlueOne Technologies, Inc.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at August 8, 2026, was 14,428,865 shares.

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

PART I.

Item 1. Financial Statements.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	March 31, 2026
ASSETS
Current Assets
Cash	$630	$177,159
Accounts receivable, net	19,726	20,344
Prepaid deposits and other current assets	67,500	–
Total Current Assets	87,856	197,503

Property and equipment, net	40,677	40,677
Software, net	12,287,813	12,389,563
Goodwill	–	–
Right-of-use asset	–	–
Deposits	–	–
Total Assets	$12,416,346	$12,627,742

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$865,824	$783,878
Compensation payable to officer	890,765	890,765
Deferred revenue	3,295	4,645
Related party payables	35,897	35,897
Loan payable, current portion	500,000	500,000
Lease liabilities - current maturity	46,201	50,671
Total Current Liabilities	2,341,982	2,265,856

Loan payable, non-current portion	–	–
Lease liabilities - net of current maturity	–	–
Total Liabilities	2,341,982	2,265,856

Commitments and Contingencies (See Note 8)

Stockholders' Equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized, Series A Preferred Stock, 1,000,000 shares designated, 292,000 shares and 292,000 shares issued and outstanding at June 30, 2026 and March 31, 2026, respectively.	292	292
Common stock, $0.001 par value; 500,000,000 shares authorized, 14,428,865 shares and 14,333,310 shares issued and outstanding at June 30, 2026 and March 31, 2026, respectively.	14,429	14,334
Additional paid in capital	13,560,283	13,560,378
Stock subscriptions received	–	–
Accumulated deficit	(8,087,438)	(7,868,199)
Total BlueOne Card Inc. Stockholders' Equity	5,487,566	5,706,805

Non-controlling interest in subsidiary	4,586,798	4,655,082

Total Equity	10,074,364	10,361,886

Total Liabilities and Equity	$12,416,346	$12,627,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2026	2025

Revenues	$11,000	$95,556

Operating Expenses
Cost of revenues (excluding software amortization included in G&A)	18,831	35,060
Legal and filing fees	3,948	677
Rent	–	37,789
General and administrative	270,434	359,953
Total Operating Expenses	293,212	433,479

Loss from Operations	(282,213)	(337,923)

Other Income (Expense)
Interest income	–	–
Interest expense	(5,309)	(5,590)
Total Other Income (Expense)	(5,309)	(5,590)

Loss before Income Taxes	(287,522)	(343,513)

Provision for Income Tax	–	–

Net Income (Loss)	$(287,522)	$(343,513)

Net Income (Loss) of subsidiary attributable to non-controlling interest	68,284	69,483

Net Income (Loss) Attributable to Common Shareholders	$(219,238)	$(274,030)

Basic and Diluted Net Income (Loss) Attributable to Common Shareholders Per Share	$(0.02)	$(0.02)

Weighted Average Number of Shares Outstanding - Basic and Diluted	14,428,865	14,273,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended June 30, 2026

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	Equity
Balance - March 31, 2026	292,000	$292	14,333,310	$14,334	$13,560,378	$–	$(7,868,199)	$4,655,082	$10,361,886
Sale of common stock	–	–	–	–		–	0	(0)	0
Debt Conversion (adjustment)			95,555	96	(96)				–
Net loss	–	–	–	–	–	–	(219,238)	(68,284)	(287,522)
Balance - June 30, 2026	292,000	$292	14,428,865	$14,429	$13,560,283	$–	$(8,087,438)	$4,586,798	$10,074,364

For the Three Months Ended June 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	Equity
Balance - March 31, 2025	292,000	$292	14,273,260	$14,274	$12,860,238	$–	$(4,922,995)	$5,809,030	$13,760,839
Sale of common stock	–	–	1,412	1	6,349	–	–	–	6,350
Net loss	–	–	–	–	–	–	(274,030)	(69,483)	(343,513)
Balance - June 30, 2025	292,000	$292	14,274,672	$14,275	$12,866,587	$–	$(5,197,025)	$5,739,547	$13,423,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(287,522)	$(343,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	26,716
Inventory reserve	–	–
Non-cash rent expense	(4,471)	664
Amortization of software	101,750	101,751
Credit loss expense	0
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	618	(2,471)
(Increase)/Decrease in inventory	0	–
(Increase)/Decrease in prepaid deposits and other current assets	(67,500)	–
Increase/(Decrease) in accounts payable and accrued liabilities	81,946	5,590
Increase/(Decrease) in compensation payable to officer	–	54,903
Increase/(Decrease) in deferred revenue	(1,350)	(1,507)
Increase/(Decrease) in related party payables	0	107,850
Net Cash Used in Operating Activities	(176,529)	(50,016)

Cash Flows from Investing Activities:
Cash paid for purchase of internal-use software costs		–
Cash paid for purchase of property and equipment	–	(2,024)
Cash proceeds from long term assets	(0)	–
Net Cash Used in Investing Activities	(0)	(2,024)

Cash Flows from Financing Activities:
Cash proceeds from sale of common stock		6,350
Cash paid to related party for acquisition of subsidiary	–	–
Cash proceeds from related party	–	–
Net Cash Provided by Financing Activities	–	6,350

Net (Decrease) in Cash	(176,529)	(45,690)

Cash - Beginning of the Year	177,159	46,018

Cash - End of the Year	$630	$328

Supplemental Disclosures of Cash Flows
Cash paid for interest	$5,309	$5,590
Cash paid for income taxes	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Present value of initial lease liability and right-of-use asset	$–	$–
Issuance of payable for acquisition	$–	$–
Issuance of common stock for acquisition of subsidiary	$–	$–
Non-controlling interest acquired	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, GOING CONCERN AND BASIS OF PRESENTATION

General

BlueOne Technologies, Inc. was incorporated on July 6, 2007 under the laws of the state of Nevada. The Company and its subsidiary (the “Company”) provides innovative payout solutions and prepaid debit card and gift card solutions to consumers and corporations transforming card-to-card cross border real time global money transfers.

On October 25, 2024, the Company entered into a Stock Exchange and Acquisition Agreement (the “Agreement”) with Millennium EBS, Inc., a New Jersey corporation (“MEI”), and Shinto Matthew, a shareholder owning 6,000,000 shares of common stock of MEI (the “Shareholder”). Pursuant to the Agreement, the Company acquired 3,600,000 shares of common stock of MEI (constituting 60% of the outstanding issued securities of MEI) owned by the Shareholder (the “MEI Shares”) in exchange (the “Exchange”) for 2,100,000 shares of the common stock of the Company (the “BCI Shares”). Subject to a 30-day grace period, the Company agreed to pay to the Shareholder $500,000 within 90 days of closing, (the “Cash Consideration”). On March 4, 2026, the $430,000 owed to Shinto Matthew was converted into equity. The sole shareholder of MEI was appointed as a member of the Board of Directors of the Company upon consummation of the acquisition of MEI. Closing was conditioned upon the filing of Articles of Exchange with the Nevada Secretary of State. On December 13, 2024, the Articles of Exchange were filed pursuant to approval of the Company’s Board of Directors, the Exchange closed, and the BCI shares were issued to the Shareholder of MEI. MEI is now a majority owned subsidiary of the Company (See Note 5). On March 1, 2025, the Company and the Shareholder mutually agreed to extend the payment of Cash Consideration to December 31, 2025. This acquisition positions the Company to emerge as a prominent payment hub and prepaid debit card provider, significantly expanding its reach and capabilities globally in the fintech sector. The acquisition includes ownership of the MEI Payment Hub, an advanced payment orchestration and modernization platform that efficiently manages payments across multiple networks. This strategic move will enhance the Company’s ability to deliver a unified payment hub platform for small and medium-sized financial institutions worldwide.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company recorded for the three months ended June 30, 2026, a net loss attributable to common stockholders of $219,238, net cash flows used in operating activities of $176,529 and has an accumulated deficit and working capital deficit of $8,087,438 and $2,254,127, respectively, as of June 30, 2026. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these condensed consolidated financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its subsidiary. The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. The interim condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These interim condensed consolidated financial statements, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2026 and 2025; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed consolidated financial statements, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026, filed with the SEC on July 13, 2026. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and March 31, 2026, respectively.

Concentration

Cash Concentration

Cash is maintained at one financial institution and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of June 30, 2026 and March 31, 2026, the Company did not have any cash balances in a financial institution which exceeded federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operation and cash flow.

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

The Company has recorded $19,726 and $20,344 in net accounts receivable and $0 and $0 in loans receivable as of June 30, 2026 and March 31, 2026, respectively. The Company recorded an allowance for credit losses of $105,050 and $105,050 on accounts receivable at June 30, 2026 and March 31, 2026, respectively. Credit loss expense recorded for the three months ended June 30, 2026 and 2025 recorded was $0 and $0, respectively.

The Company recorded allowance for credit losses as follows:

Balance - March 31, 2026	$105,050
Credit losses expense	–
Less Credit losses written off	–
Balance – June 30, 2026	$105,050

Accounts receivable at June 30, 2026 and March 31, 2026 consisted of the following:

	June 30, 2026	March 31, 2026
Accounts receivable	$124,776	$125,394
Less: Allowance for credit losses	(105,050)	(105,050)
Accounts receivable - net	$19,726	$20,344

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

Long-lived Assets

In accordance with Accounting Standards Codification (“ASC”) ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets including internal-use software and intangible assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three months ended June 30, 2026 and 2025, respectively.

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

Revenue Disaggregation and Deferred Revenues

The Company records revenues from the implementation of services, licensing fees and subscription services, respectively. Revenues for the three months ended June 30, 2026 and 2025, are as follows:

	For the Three Months Ended
	June 30,
	2026	2025
Implementation fees – services - point in time	$5,000	$60,000
License fees – at a point in time	–	–
Subscription fees – over time	6,000	35,556
Total revenues	$11,000	$95,556

The Company recorded deferred revenues as follows:

Balance - March 31, 2026	$4,645
Additions to Deferred Revenue	–
Revenue recognized during the three months ended June 30, 2026	(1,350)
Balance – June 30, 2026	$3,295

Deferred revenue at June 30, 2026 is expected to be recognized as revenues over the nine months ended March 31, 2027.

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

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed. The Company recorded in general and administrative expenses, research and development costs of $0 for the three months ended June 30, 2026 and 2025, respectively.

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

Fair market value of Millenium EBS assets at acquisition date	$14,833,333
Allocation of non-controlling interest	40%
Initial non-controlling interest at acquisition	5,933,333
Loss allocated to non-controlling interest for the period from December 14, 2024 to March 31, 2025	(124,303)
Non-controlling interest – March 31, 2025	$5,809,030
Loss allocated to non-controlling interest for the period from April 1, 2025 to March 31, 2026	(1,153,948)
Non-controlling interest – March 31, 2026	$4,655,082
Loss allocated to non-controlling interest for the period from April 1, 2026 to June 30, 2026	(68,284)
Non-controlling interest – June 30, 2026	$4,586,798

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

	For the Three Months Ended
	June 30,
	2026	2025
Net loss computation of basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(219,238)	$(274,030)
		–
Basic and diluted net loss per share:
Basic and diluted net loss per common share	$(0.02)	(0.02)
Basic and diluted weighted average common shares outstanding	14,428,865	14,273,353

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive, are as follows as of June 30, 2026 and 2025, respectively, (in common equivalent shares):

	June 30, 2026	June 30, 2025
Preferred Stock	292,000,000	292,000,000
Total anti-dilutive weighted average shares	292,000,000	292,000,000

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	June 30, 2026	March 31, 2026
Furniture and fixtures		$–	$–
Leasehold Improvements		–	–
Office Equipment		–	–
Vehicle	5 years	64,312	64,312
		64,312	64,312
Less: Accumulated depreciation and amortization		(23,635)	(23,635)
Total		$40,677	$40,677

Depreciation and amortization expense for the three months ended June 30, 2026 and March 31, 2026 totaled $23,635 and $23,635.

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

Consideration paid for acquisition	$8,900,000
% of Millenium EBS acquired	60%
Total fair market value of Millennium EBS net assets	$14,833,333

Assets Acquired
Deferred Costs	$31,948
Payment Hub Intangible Assets	14,852,815
Total Assets Acquired	14,884,763

Liabilities Assumed:
Accounts Payable	$(51,430)
Non-controlling interest	(5,933,333)
Purchase Price	$8,900,000

Non-controlling interest
Fair market value of Millenium EBS assets at acquisition date	$14,833,333
Allocation of non-controlling interest	40%
Initial non-controlling interest at acquisition	5,933,333
Loss allocated to non-controlling interest for the period from December 14, 2024 to March 31, 2025	(124,303)
Non-controlling interest – March 31, 2025	$5,809,030
Loss allocated to non-controlling interest for the period from April 1, 2025 to March 31, 2026	(1,153,948)
Non-controlling interest – March 31, 2026	$4,655,082
Loss allocated to non-controlling interest for the period from April 1, 2026 to June 30, 2026	(68,284)
Non-controlling interest – June 30, 2026	$4,586,798

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

NOTE 5 – INTERNAL-USE SOFTWARE

The Company recorded capitalized costs of $4,070,000 relating to the acquisition of MEI’s Millenium Payment Hub platform (“MPH”) as of June 30, 2026. The Company also recorded capitalized costs of $551,683 relating to the Parent internal-use software. The parent internal-use software was developed by a third party and passed the preliminary project stage prior to capitalization. For the three months ended June 30, 2026, the Company did not incur any internal-use software development costs on the parent company software. Amortization of the internal-use software of the Parent will begin once the software is placed in service, which management has determined will start once service revenues begin.

	Useful Life (years)	June 30, 2026	March 31, 2026
Prepaid Debit/Credit Card software	5	$551,683	$551,683
Millenium Payment Hub platform	10	4,070,000	4,070,000
Other Intangible asset - Payment Hub	5	10,782,814	10,782,814
Less: Accumulated amortization		(3,116,684)	(3,014,934)
Total		$12,287,813	$12,389,563

The carrying value of the MPH software and related accumulated amortization is summarized in the table below:

Millenium Payment Hub
Carrying value of MPH software - date of acquisition December 13, 2024 (Subject to measurement period revaluation – See Note 5)	$4,070,000
Additions: Reclassification of Payment Hub intangible asset	10,782,814
Less: Amortization	(3,116,684)
Carrying Value at June 30, 2026	$11,736,130

Amortization expense for the period from April 1, 2026 to June 30, 2026 totaled $101,750, and is included in general and administrative expense.

Total estimated future amortization expense for the intangible asset is as follows:

Fiscal Year ended December 31,
2026	$2,962,525
2027	2,673,899
2028	2,673,899
2029	2,563,563
2030	2,563,563
Thereafter	407,000
Total	$13,844,449

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Payables:

	June 30, 2026	March 31, 2026
Payable to Chief Executive Officer	$31,072	$31,072
Payable to sole stockholder of Millenium EBS Inc., Director	2,085	2,085
Payable to Millenium Consultants, Inc.	2,740	2,740
Total	$35,897	$35,897

The Company’s Chief Executive Officer (“CEO”), from time to time, has provided advances to the Company for its working capital purposes. The CEO had advanced funds to the Company totaling $31,072 and $31,072 as of June 30, 2026 and March 31, 2026, respectively, which is included in related party payables on the condensed consolidated balance sheets. The funds advanced are unsecured, non-interest bearing, and due on demand.

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

The Company is obligated to pay for services to Millenium Consultants, Inc., an entity owned by the sole selling stockholder of MEI and director, totaling $2,740 and $2,740 as of June 30, 2026 and March 31, 2026, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases

The Company reported the following summary of non-cancellable operating leases in accordance with the provisions of ASC 842 Topic 842 “Leases” as follows:

Summary of Non-Cancellable Operating Leases as of June 30, 2026:

	Vehicle	Office Lease	Total
Right-of-use asset, net	$–	$–	$–

Current lease liabilities	$46,201	$–	$46,201
Non-current lease liabilities	–	–	–
Total operating lease liabilities	$46,201	$–	$46,201

Vehicle

On May 17, 2025, the Company executed a non-cancellable operating lease for a vehicle with the lease commencing on May 17, 2025 for a three-year term. The Company paid $7,578 at the execution of the lease which included $2,210 as first month payment, and $5,368 as vehicle registration, capitalized cost reduction and other handling fees. The Company recorded lease expenses for this vehicle lease of $4,470 and $6,063 for the three months ended June 30, 2026 and 2025, respectively. The lease expires on May 16, 2028.

Weighted average discount rate per annum

As the lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future minimum lease payments are as follows:

For the years ending	Vehicle
March 31, 2026	$50,671
Total lease payments	4,470
Less: imputed interest	–
Present value of lease liabilities	$46,201

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

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as June 30, 2026.

Acquisition Payable

As discussed in Note 5, the acquisition payable of $500,000 was due in 90 days from the acquisition closing date which was March 13, 2025. On March 4, 2026, the $430,000 owed to Shinto Matthew was converted into equity.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at June 30, 2026 and March 31, 2026 was 500,000,000 authorized common shares with a par value of $0.001 per share, and 25,000,000 authorized preferred shares with a par value of $0.001 per share.

Common Stock

During the three months ended June 30, 2026 and 2025, the Company sold 0 shares and 1,412 shares of its common stock and received cash consideration of $0 and $6,350, respectively.

On March 4, 2026, the Company converted $430,000 of indebtedness owed to Shinto Matthew into equity, pursuant to which the Company agreed to issue 95,555 shares of its common stock. The common stock shares related to this conversion were subsequently issued on June 11, 2026.

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

Series A Preferred Stock

Of the 25,000,000 authorized preferred shares, 1,000,000 shares have been designated as Series A. There are 292,000 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively.

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

As a result of all preferred stock issuances, the total issued and outstanding shares of preferred stock were 292,000 shares as of June 30, 2026 and March 31, 2026, respectively.

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

The 2022 Plan is administered by our board of directors; however, the board of directors may designate administration of the 2022 Plan to a committee consisting of at least two independent directors. Awards may be made under the 2022 Plan for up to 5,000,000 shares of common stock of the Company. Only employees of our Company or of an “Affiliated Company”, as defined in the 2022 Plan, (including members of the board of directors if they are employees of our Company or of an Affiliated Company) are eligible to receive incentive stock options under the 2022 Plan. Employees of our Company or of an Affiliated Company, members of the board of directors (whether or not employed by our company or an Affiliated Company), and “Service Providers”, as defined in the 2022 Plan, are eligible to receive non-qualified options, restricted stock units, and stock appreciation rights under the 2022 Plan. All awards are subject to Section 162(m) of the Internal Revenue Code. As of June 30, 2026 and March 31, 2026, 4,750,000 shares of common stock awards remain available for issuance pursuant to 2022 Plan. As of June 30, 2026, there are no stock options outstanding under the 2022 Plan.

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

The 2022 Plan will continue in effect until all the stock available for grant or issuance has been acquired through the exercise of options or grants of shares, or until ten years after its adoption, whichever is earlier. Awards under the 2022 Plan may also be accelerated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all our assets. There were no new issuances of stock options or awards during the three months ended June 30, 2026

NOTE 9 – SUBSEQUENT EVENTS

On March 4, 2026, the Company converted $430,000 of indebtedness owed to Shinto Matthew into equity, pursuant to which the Company agreed to issue 95,555 shares of its common stock. The common stock shares related to this conversion were subsequently issued on June 11, 2026.

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

Overview

BlueOne Technologies, Inc. is a publicly traded financial technology company undergoing a significant strategic transformation. Following our acquisition of Millennium EBS (“Millennium”), a sophisticated fintech platform provider, we have evolved from our foundational business in prepaid card program management to now a diversified, global provider of advanced payment infrastructure solutions for banks, financial institutions (FIs), and emerging fintech companies.

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

2. Remittance Program via BlueOne Pay

BlueOne Technologies, Inc. will now introduce BlueOne Pay, a platform which will enable a seamless, low-cost conversion of stablecoin USDT (Tether) into USD, delivering funds through bank transfers, prepaid cards, or cash pick up. After customers are verified under KYC in compliance with regulatory standards (one-time verification), they will be able to send USDT to a BlueOne Pay wallet address, where BlueOne will then convert the widely used USDT to USD using either our liquidity provider or exchange partner.

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

Background

BlueOne Technologies, Inc. (formerly known as “Avenue South Ltd.,” “TBSS International, Inc.,” “Manneking Inc.” or BlueOne Card, Inc.) was incorporated on July 6, 2007, under the laws of the State of Nevada. We started our business as a retailer and importer of domestic home furnishings from Hong Kong. On September 30, 2011, we changed our name to TBSS International, Inc. and got engaged in gold mining and drilling and general construction. On April 26, 2019, Corporate Compliance, LLC filed a re-application for custodianship pursuant to NRS 78.347. The Eighth Judicial District Court of Clark County, Nevada granted custodianship over TBSS International, Inc. to Corporate Compliance, LLC. On October 15, 2019, we changed our name to “Manneking Inc.,” and then to “BlueOne Card, Inc.” on June 30, 2020. On March 11, 2026, the Company filed a corporate action request with FINRA to change its name from BlueOne Card, Inc. to BlueOne Technologies, Inc. The name change became effective on April 15, 2026, and the Company’s common stock continues to trade on the OTC market under the symbol “BCRD.”

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

•	Revenue Growth: The combined Company anticipates potential revenue growth in revenue over the next year, driven by the new integrated Payment Hub platform.

•	Stock Transaction: Millennium EBS shareholders received approximately 17% equity ownership stake in BlueOne Card, while BlueOne will own a 60% stake in Millennium EBS.

•	Synergies: The acquisition is expected to create substantial synergies by integrating Millennium EBS’s advanced payment orchestration platform with BlueOne Technologies’ established international platform, accelerating both domestic and global growth.

•	Future Outlook: The Company aims to work towards meeting NASDAQ listing requirements by Q4 2027, subject to market conditions and other factors.

Significance of the Acquisition

The Millennium EBS Payment Hub has successfully enabled a major banking institution in Sri Lanka and Gayana to transition to ISO20022 standards and is now in use, showcasing its role as the ultimate solution for banks seeking scalability, compliance, and secure financial messaging. The platform integrates diverse payment systems into a cohesive framework, offering seamless multi-channel payment processing. This acquisition shifts BlueOne Technologies’ position from a planned leasing agreement to full ownership, enabling us to provide payment services directly to banks and generate significant revenue from financial institutions that utilize our platform.

Strategic Goals

1.	Empowering Financial Institutions: By acquiring Millennium EBS, BlueOne Technologies is positioned to support small and medium-sized banks worldwide in modernizing their payment operations. The platform will streamline payment processing across channels such as Swift, RTGS, ACH, FedNow, and Fedwire, offering banks an efficient path to meeting ISO 20022 compliance requirements.

2.	Expanding Remittance Services: The acquisition enables BlueOne Technologies to establish a robust remittance platform, allowing users to send money globally without needing a traditional bank account. This new service will generate revenue on each transaction, with convenient options for loading money at locations such as Walmart and 7-Eleven.

3.	Driving Operational Efficiency: Full ownership of the Millennium EBS Payment Hub allows BlueOne Technologies to integrate and optimize payment processes, enhancing operational efficiency for banks. By offering this comprehensive solution, the Company aims to meet the evolving demands of the financial sector while capitalizing on new revenue streams.

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

Results of Operations for the Three Months Ended June 30, 2026 Compared to the Three Months June 30, 2025 (Unaudited)

Revenues and Cost of Revenues

We recorded $11,000 in revenues from the implementation of services, licensing fees, and subscription revenues of internal-use software under Millenium Payment Hub platform provided to the customers, for the three months ended June 30, 2026. We recorded $95,556 in revenues from the implementation of internally generated software under Millenium Payment Hub platform provided to customers for the three months ended June 30, 2025. We did not sell any prepaid debit or gift cards to the customers during the three months ended June 30, 2026 and 2025, respectively.

Cost of revenues associated with the implementation of services, licensing fees and subscription revenues of internal-use software under Millenium Payment Hub for services excludes software amortization, which is included in general and administrative expense, totaled $18,831 and $35,060 for the three months ended June 30, 2026 and 2025, respectively. Cost of revenues from the sale of prepaid debit/gift cards for the three months ended June 30, 2026 and 2025 was $0, respectively.

Operating Expenses

Operating expenses incurred by the Company included legal, accounting and professional fees, all costs associated with marketing, advertising and promotion, research and development, rent, payroll, travel, software amortization and other general and administrative expenses. We recorded operating expenses of $293,212 and $433,479 for the three months ended June 30, 2026 and 2025, respectively. The net decrease in operating expenses of $140,267 was primarily due to decrease in combined expenses of BlueOne Technologies Inc. and Millenium EBS Inc. (acquired on December 13, 2024). The decrease in expenses resulted due to decrease in consulting expenses, marketing expenses, professional fees relating to legal accounting & audit fees, software amortization, and other general and administrative expenses.

Other Income (Expense)

Interest expense related to financing the purchase of Company vehicle and credit card interest totaled $5,309 and $5,590 for the three months ended June 30, 2026 and 2025, respectively. Interest expense decreased primarily as a result of credit card interest for the three months ended June 30, 2026, as compared to the same period in 2025.

Non-controlling interest

We recorded non-controlling interest of loss in our majority-owned subsidiary Millenium EBS (acquired on December 13, 2024) allocated to the non-controlling interest owners of the subsidiary of $68,284 and $69,483 for the three months ended June 30, 2026 and 2025, respectively.

Net Loss

We reported a net loss of $287,522 and $343,513 for the three months ended June 30, 2026 and 2025, respectively. The decrease in net loss was primarily due to the decrease in operating expenses.

Results of Operations for the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025 (Unaudited)

Revenues and Cost of Revenues

We recorded $11,000 in revenues from the implementation of services, licensing fees, and subscription revenues of internal-use software under BlueOne Technologies and Millenium Payment Hub platform provided to the customers, for the three months ended June 30, 2026. We recorded $95,556 in revenues from the implementation of internally generated software under Millenium Payment Hub platform provided to customers for the three months ended June 30, 2025. We did not sell any prepaid debit or gift cards to the customers during the three months ended June 30, 2026 and 2025, respectively.

Cost of revenues associated with the implementation of services and subscription revenues of internal-use software under Millenium Payment Hub for services excludes software amortization, which is included in general and administrative expense, totaled $18,831 and $35,060 for the three months ended June 30, 2026 and 2025, respectively. Cost of revenues from the sale of prepaid debit/gift cards for the three months ended June 30, 2026 and 2025 was $0 and $0, respectively.

Operating Expenses

Operating expenses incurred by the Company included legal, accounting and professional fees, all costs associated with marketing, advertising and promotion, research and development, rent, payroll, travel, software amortization and other general and administrative expenses. We recorded operating expenses of $293,212 and $433,479 for the three months ended June 30, 2026 and 2025, respectively. The net decrease in operating expenses of $140,267 was primarily due to decrease in combined expenses of BlueOne Technologies Inc. and Millenium EBS Inc. (acquired on December 13, 2024). The decrease in expenses resulted due to deccrease in consulting expenses, marketing expenses, professional fees relating to legal accounting & audit fees, software amortization, and other general and administrative expenses.

Other Income (Expense)

Interest expense related to financing the purchase of Company vehicle and credit card interest totaled $5,309 and $5,590 for the three months ended June 30, 2026 and 2025, respectively. Interest expense decreased primarily as a result of credit card interest for the three months ended June 30, 2026, as compared to the same period in 2025.

Non-controlling interest

We recorded non-controlling interest of loss in our majority-owned subsidiary Millenium EBS (acquired on December 13, 2024) allocated to the non-controlling interest owners of the subsidiary of $68,284 and $69,483 for the three months ended June 30, 2026 and 2025, respectively.

Net Loss

We reported a net loss of $287,522 and $343,513 for the three months ended June 30, 2026 and 2025, respectively. The decrease in net loss was primarily due to the decrease in operating expenses.

Liquidity and Capital Resources

Liquidity and Capital Resources for the three months ended June 30, 2026 and 2025, respectively:

	June 30, 2026	June 30, 2025
Summary of Cash Flows:
Net cash used in/provided by operating activities	$(176,529)	$(50,016)
Net cash used in/provided by investing activities	–	(2,024)
Net cash used in/provided by financing activities	–	6,350
Net increase (decrease) in cash	(176,529)	(45,690)
Cash - Beginning of the period	177,159	46,018
Cash - End of the period	$630	$328

Operating Activities

Cash used in operating activities for the three months ended June 30, 2026 was $176,529, primarily as a result of net loss of $287,522, depreciation and amortization of $101,750, non-cash rent expense of $4,471, increase in other assets: escrow deposits of $67,500, increase in liabilities of $81,946, decrease in accounts receivable of $618, and decrease in deferred revenue of $1,350.

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

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2026, was $0. Net cash used in investing activities for the three months ended June 30, 2025, was $2,024, due to purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2026, was $0. Net cash provided by financing activities for the three months ended June 30, 2025, was $6,350.

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company recorded for the three months ended June 30, 2026, a net loss attributable to common stockholders of $219,238, net cash flows used in operating activities of $176,529 and has an accumulated deficit and working capital deficit of $8,087,438 and $2,254,127 as of June 30, 2026. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these condensed consolidated financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage and Capital Resources

We have devoted substantially all of our efforts to business planning since our inception on July 6, 2007. Accordingly, we are considered to be in the development stage. We have not generated any significant revenues from our operations on a commercial scale, and we will not commence generating revenues on a commercial scale until sometime during the second half of 2027.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Currently, there is only one officer and two independent directors, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer (who also serves as the principal financial and accounting officer) believes that the Company’s disclosure controls and procedures are not effective as of June 30, 2026 due to the material weaknesses in internal control over financial reporting. We noted deficiencies involving lack of segregation of duties, lack of internal control documentation that we believe to be material weaknesses. Other material weaknesses include lack of monitoring controls over the evaluation of impairment of intangibles and long-lived assets.

Changes in Internal Control over Financial Reporting

Other than the deficiencies as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2026, the Company sold 0 shares of common stock.

Shares of common stock are issued and sold pursuant to exemptions from the registration requirements of Section 5 of the Securities Act contained in Section 4(a)(2) and/or Regulation D thereof. No sales commissions were paid in connection with the sales of these securities, and no general solicitation was used.

Item 5. Other Information.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BlueOne Technologies, Inc.

Date: August 11, 2026	By:	/s/ Nabil A. Bader
Nabil A. Bader
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

