Form 10-Q
period 2026-09-30
BlueOne Technologies, Inc.
filed 2026-11-12
CIK 1496690

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of shares of Common Stock, $0.001 par value of the registrant outstanding at November 6, 2026, was 14,429,865 shares.

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

PART I.

Item 1. Financial Statements.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	March 31, 2026
ASSETS
Current Assets
Cash	$13,475	$177,159
Accounts receivable, net	13,067	20,344
Prepaid deposits and other current assets	18,425	–
Total Current Assets	44,967	197,503

Property and equipment, net	40,677	40,677
Software, net	12,186,063	12,389,563
Goodwill	–	–
Right-of-use asset	–	–
Deposits	–	–
Total Assets	$12,271,707	$12,627,742

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$965,543	$783,878
Compensation payable to officer	890,765	890,765
Deferred revenue	1,945	4,645
Related party payables	38,697	35,897
Loan payable, current portion	500,000	500,000
Lease liabilities - current maturity	39,521	50,671
Total Current Liabilities	2,436,471	2,265,856

Loan payable, non-current portion	–	–
Lease liabilities - net of current maturity	–	–
Total Liabilities	2,436,471	2,265,856

Commitments and Contingencies (See Note 8)

Stockholders' Equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized, Series A Preferred Stock, 1,000,000 shares designated, 292,000 shares and 292,000 shares issued and outstanding at September 30, 2026 and March 31, 2026, respectively	292	292
Common stock, $0.001 par value; 500,000,000 shares authorized, 14,429,865 shares and 14,333,310 shares issued and outstanding at September 30, 2026 and March 31, 2026, respectively	14,430	14,334
Additional paid in capital	13,564,782	13,560,378
Stock subscriptions received	–	–
Accumulated deficit	(8,260,908)	(7,868,199)
Total BlueOne Card Inc. Stockholders' Equity	5,318,595	5,706,805

Non-controlling interest in subsidiary	4,516,641	4,655,082

Total Equity	9,835,236	10,361,886

Total Liabilities and Equity	$12,271,707	$12,627,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025

Revenues	$26,000	$29,650	$37,000	$125,206

Operating Expenses
Cost of revenues (excluding software amortization included in G&A)	22,059	24,624	40,890	59,684
Legal and filing fees	2,396	2,859	6,344	3,536
Rent	–	42,469	–	80,258
General and administrative	239,795	397,530	510,229	757,483
Total Operating Expenses	264,249	467,482	557,462	900,961

Loss from Operations	(238,250)	(437,832)	(520,463)	(775,755)

Other Income (Expense)
Interest income	–	–	–	–
Interest expense	(5,378)	(5,622)	(10,687)	(11,212)
Total Other Income (Expense)	(5,378)	(5,622)	(10,687)	(11,212)

Loss before Income Taxes	(243,628)	(443,454)	(531,150)	(786,967)

Provision for Income Tax	–	–	–	–

Net Income (Loss)	$(243,628)	$(443,454)	$(531,150)	$(786,967)

Net Income (Loss) of subsidiary attributable to non-controlling interest	70,157	79,447	138,441	148,930

Net Income (Loss) Attributable to Common Shareholders	$(173,471)	$(364,007)	$(392,708)	$(638,037)

Basic and Diluted Net Income (Loss) Attributable to Common Shareholders Per Share	$(0.01)	$(0.03)	$(0.03)	$(0.04)

Weighted Average Number of Shares Outstanding - Basic and Diluted	14,428,887	14,274,724	14,428,876	14,274,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

For the Three Months Ended September 30, 2026

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	Equity
Balance - June 30, 2026	292,000	$292	14,428,865	$14,429	$13,560,283	$–	$(8,087,438)	$4,586,798	$10,074,364
Sale of common stock	–	–	1,000	1	4,499	–	0	(0)	4,500
Debt Conversion	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	(173,471)	(70,157)	(243,628)
Balance - September 30, 2026	292,000	$292	14,429,865	$14,430	$13,564,782	$–	$(8,260,908)	$4,516,641	$9,835,236

For the Six Months Ended September 30, 2026

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	Equity
Balance - March 31, 2026	292,000	$292	14,333,310	$14,334	$13,560,378	$–	$(7,868,199)	$4,655,082	$10,361,886
Sale of common stock	–	–	1,000	1	4,499	–	0	(0)	4,500
Debt Conversion (adjustment)			95,555	96	(96)	–	–	–	–
Net loss	–	–	–	–	–	–	(392,708)	(138,441)	(531,150)
Balance - September 30, 2026	292,000	$292	14,429,865	$14,430	$13,564,782	$–	$(8,260,908)	$4,516,641	$9,835,236

For the Three Months Ended September 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	Equity
Balance - June 30, 2025	292,000	$292	14,274,672	$14,275	$12,866,587	$–	$(5,197,025)	$5,739,547	$13,423,676
Sale of common stock	–	–	400	1	1,799	–	–	–	1,800
Net loss	–	–	–	–	–	–	(364,007)	(79,447)	(443,454)
Balance - September 30, 2025	292,000	$292	14,275,072	$14,275	$12,868,386	$–	$(5,561,032)	$5,660,100	$12,982,022

For the Six Months Ended September 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Received	Deficit	Interest	Equity
Balance - March 31, 2025	292,000	$292	14,273,260	$14,273	$12,860,238	$–	$(4,922,995)	$5,809,030	$13,760,839
Sale of common stock	–	–	1,812	2	8,148	–	–	–	8,150
Net loss	–	–	–	–	–	–	(638,037)	(148,930)	(786,967)
Balance - September 30, 2025	292,000	$292	14,275,072	$14,275	$12,868,386	$–	$(5,561,032)	$5,660,100	$12,982,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(531,150)	$(786,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	53,434
Inventory reserve	–	–
Non-cash rent expense	(11,151)	2,344
Amortization of software	203,500	203,500
Credit loss expense	–	–
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	7,277	(9,266)
(Increase)/Decrease in inventory	–	–
(Increase)/Decrease in prepaid deposits and other current assets	(18,425)	–
Increase/(Decrease) in accounts payable and accrued liabilities	181,665	62,430
Increase/(Decrease) in compensation payable to officer	–	109,807
Increase/(Decrease) in deferred revenue	(2,700)	93,953
Increase/(Decrease) in related party payables	2,800	219,117
Net Cash Used in Operating Activities	(168,185)	(51,648)

Cash Flows from Investing Activities:
Cash paid for purchase of internal-use software costs	–	(2,024)
Cash paid for purchase of property and equipment	–	–
Cash proceeds from long term assets	(0)	–
Net Cash Used in Investing Activities	(0)	(2,024)

Cash Flows from Financing Activities:
Cash proceeds from sale of common stock	4,500	8,150
Cash paid to related party for acquisition of subsidiary	–	–
Cash proceeds from related party	–	–
Net Cash Provided by Financing Activities	4,500	8,150

Net (Decrease) in Cash	(163,685)	(45,522)

Cash - Beginning of the Year	177,159	46,018

Cash - End of the Period	$13,475	$496

Supplemental Disclosures of Cash Flows
Cash paid for interest	$10,687	$11,212
Cash paid for income taxes	$–	$–

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Present value of initial lease liability and right-of-use asset	$–	$77,350
Issuance of payable for acquisition	$–	$–
Issuance of common stock for acquisition of subsidiary	$–	$–
Non-controlling interest acquired	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEONE TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, GOING CONCERN AND BASIS OF PRESENTATION

General

BlueOne Technologies, Inc. was incorporated on July 6, 2007, under the laws of the state of Nevada. The Company and its subsidiary (the “Company”) provide innovative payout solutions and prepaid debit card and gift card solutions to consumers and corporations transforming card-to-card cross border real time global money transfers.

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company recorded for the six months ended September 30, 2026, a net loss attributable to common stockholders of $392,708, net cash flows used in operating activities of $168,185 and has an accumulated deficit and working capital deficit of $8,260,908 and $2,391,504, respectively, as of September 30, 2026. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these condensed consolidated financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its subsidiary. The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. The interim condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These interim condensed consolidated financial statements, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2026 and 2025; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed consolidated financial statements, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026, filed with the SEC on July 13, 2026. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2026 and March 31, 2026, respectively.

Concentration

Cash Concentration

Cash is maintained at one financial institution and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of September 30, 2026 and March 31, 2026, the Company did not have any cash balances in a financial institution which exceeded federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operation and cash flow.

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

The Company has recorded $13,067 and $20,344 in net accounts receivable and $0 and $0 in loans receivable as of September 30, 2026 and March 31, 2026, respectively. The Company recorded an allowance for credit losses of $105,050 and $105,050 on accounts receivable at September 30, 2026 and March 31, 2026, respectively. Credit loss expense recorded for the six months ended September 30, 2026 and 2025 recorded was $0 and $0, respectively.

The Company recorded allowance for credit losses as follows:

Balance - March 31, 2026	$105,050
Credit losses expense	–
Less Credit losses written off	–
Balance – September 30, 2026	$105,050

Accounts receivable at September 30, 2026 and March 31, 2026 consisted of the following:

	Sept 30, 2026	March 31, 2026
Accounts receivable	$118,117	$125,394
Less: Allowance for credit losses	(105,050)	(105,050)
Accounts receivable - net	$13,067	$20,344

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

Long-lived Assets

In accordance with Accounting Standards Codification (“ASC”) ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets including internal-use software and intangible assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three months and six months ended September 30, 2026 and 2025, respectively.

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

Revenue Disaggregation and Deferred Revenues

The Company records revenues from the implementation of services, licensing fees and subscription services, respectively. Revenues for the three months and six months ended September 30, 2026 and 2025, are as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Implementation fees – services - point in time	$20,000	$14,250	$25,000	$74,250
License fees – at a point in time	0	10,000	0	10,000
Subscription fees – over time	6,000	5,400	12,000	40,956
Total revenues	$26,000	$29,650	$37,000	$125,206

The Company recorded deferred revenues as follows:

Balance - March 31, 2026	$4,645
Additions to Deferred Revenue	–
Revenue recognized during the six months ended September 30, 2026	(2,700)
Balance – September 30, 2026	$1,945

Deferred revenue at September 30, 2026 is expected to be recognized as revenues over the six months ended March 31, 2027.

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

Research and Development Costs

Costs incurred for research and development are expensed as incurred. The salaries, benefits, and overhead costs of personnel conducting research and development of the Company’s products comprise research and development expenses. Purchased materials that do not have an alternative future use are also expensed. The Company recorded in general and administrative expenses, research and development costs of $0 for the three months and six months ended September 30, 2026 and 2025, respectively.

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

Fair market value of Millenium EBS assets at acquisition date	$14,833,333
Allocation of non-controlling interest	40%
Initial non-controlling interest at acquisition	5,933,333
Loss allocated to non-controlling interest for the period from December 14, 2024 to March 31, 2025	(124,303)
Non-controlling interest – March 31, 2025	$5,809,030
Loss allocated to non-controlling interest for the period from April 1, 2025 to March 31, 2026	(1,153,948)
Non-controlling interest – March 31, 2026	$4,655,082
Loss allocated to non-controlling interest for the period from April 1, 2026 to September 30, 2026	(138,441)
Non-controlling interest – September 30, 2026	$4,516,641

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

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss computation of basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(173,741)	$(364,007)	$(392,708)	$(638,037)
				–
Basic and diluted net loss per share:
Basic and diluted net loss per common share	$(0.01)	$(0.03)	$(0.03)	$(0.04)
Basic and diluted weighted average common shares outstanding	14,428,887	14,274,724	14,428,876	14,274,042

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive, are as follows as of September 30, 2026 and 2025, respectively, (in common equivalent shares):

	Sept 30, 2026	Sept 30, 2025
Preferred Stock	292,000,000	292,000,000
Total anti-dilutive weighted average shares	292,000,000	292,000,000

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	Sept 30, 2026	March 31, 2026
Furniture and fixtures		$–	$–
Leasehold Improvements		–	–
Office Equipment		–	–
Vehicle	5 years	64,312	64,312
		64,312	64,312
Less: Accumulated depreciation and amortization		(23,635)	(23,635)
Total		$40,677	$40,677

Depreciation and amortization expense for the three months and six months ended September 30, 2026 totaled $23,635 and $23,635, and for the three months and six months ended September 30, 2025 totaled $26,718 and $53,434, respectively.

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

Consideration paid for acquisition	$8,900,000
% of Millenium EBS acquired	60%
Total fair market value of Millennium EBS net assets	$14,833,333

Assets Acquired
Deferred Costs	$31,948
Payment Hub Intangible Assets	14,852,815
Total Assets Acquired	$14,884,763

Liabilities Assumed:
Accounts Payable	$(51,430)
Non-controlling interest	(5,933,333)
Purchase Price	$8,900,000

Non-controlling interest
Fair market value of Millenium EBS assets at acquisition date	$14,833,333
Allocation of non-controlling interest	40%
Initial non-controlling interest at acquisition	5,933,333
Loss allocated to non-controlling interest for the period from December 14, 2024 to March 31, 2025	(124,303)
Non-controlling interest – March 31, 2025	$5,809,030
Loss allocated to non-controlling interest for the period from April 1, 2025 to March 31, 2026	(1,153,948)
Non-controlling interest – March 31, 2026	$4,655,082
Loss allocated to non-controlling interest for the period from April 1, 2026 to September 30, 2026	(138,441)
Non-controlling interest – September 30, 2026	$4,516,641

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

NOTE 5 – INTERNAL-USE SOFTWARE

The Company recorded capitalized costs of $4,070,000 relating to the acquisition of MEI’s Millenium Payment Hub platform (“MPH”) as of September 30, 2026. The Company also recorded capitalized costs of $551,683 relating to the Parent internal-use software. The parent internal-use software was developed by a third party and passed the preliminary project stage prior to capitalization. For the three months and six months ended September 30, 2026, the Company did not incur any internal-use software development costs on the parent company software. Amortization of the internal-use software of the Parent will begin once the software is placed in service, which management has determined will start once service revenues begin.

	Useful Life (years)	September 30, 2026	March 31, 2026
Prepaid Debit/Credit Card software	5	$551,683	$551,683
Millenium Payment Hub platform	10	4,070,000	4,070,000
Other Intangible asset - Payment Hub	5	10,782,814	10,782,814
Less: Accumulated amortization		(3,218,434)	(3,014,934)
Total		$12,186,063	$12,389,563

The carrying value of the MPH software and related accumulated amortization is summarized in the table below:

Millenium Payment Hub
Carrying value of MPH software - date of acquisition December 13, 2024 (Subject to measurement period revaluation – See Note 5)	$4,070,000
Additions: Reclassification of Payment Hub intangible asset	10,782,814
Less: Amortization	(3,218,434)
Carrying Value at September 30, 2026	$11,634,380

Amortization expense for the three months and six months ended September 30, 2026 totaled $101,750 and $203,500, and is included in general and administrative expense.

Total estimated future amortization expense for the intangible asset is as follows:

Fiscal Year ended March 31,
2026	$2,962,525
2027	2,673,899
2028	2,673,899
2029	2,563,563
2030	2,563,563
Thereafter	407,000
Total	$13,844,449

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Payables:

	Sept 30, 2026	March 31, 2026
Payable to Chief Executive Officer	$31,072	$31,072
Payable to sole stockholder of Millenium EBS Inc., Director	2,285	2,085
Payable to Millenium Consultants, Inc.	5,340	2,740
Total	$38,697	$35,897

The Company’s Chief Executive Officer (“CEO”), from time to time, has provided advances to the Company for its working capital purposes. The CEO had advanced funds to the Company totaling $31,072 and $31,072 as of September 30, 2026 and March 31, 2026, respectively, which is included in related party payables on the condensed consolidated balance sheets. The funds advanced are unsecured, non-interest bearing, and due on demand.

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

The Company is obligated to pay for services to Millenium Consultants, Inc., an entity owned by the sole selling stockholder of MEI and director, totaling $5,340 and $2,740 as of September 30, 2026 and March 31, 2026, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases

The Company reported the following summary of non-cancellable operating leases in accordance with the provisions of ASC 842 Topic 842 “Leases” as follows:

Summary of Non-Cancellable Operating Leases as of September 30, 2026:

	Vehicle	Office Lease	Total
Right-of-use asset, net	$–	$–	$–

Current lease liabilities	$39,521	$–	$39,521
Non-current lease liabilities	–	–	–
Total operating lease liabilities	$39,521	$–	$39,521

Vehicle

On May 17, 2025, the Company executed a non-cancellable operating lease for a vehicle with the lease commencing on May 17, 2025 for a three-year term. The Company paid $7,578 at the execution of the lease which included $2,210 as first month payment, and $5,368 as vehicle registration, capitalized cost reduction and other handling fees. The Company recorded lease expenses for this vehicle lease of $4,470 and $6,680 for the three months and six months ended September 30, 2026, and $10,743 and $16,806 for the three months and six months ended September 30, 2025 respectively. The lease expires on May 16, 2028.

Weighted average discount rate per annum

As the lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payment, which is reflective of the specific term of the lease.

Anticipated future minimum lease payments are as follows:

For the years ending	Vehicle
March 31, 2026	$50,671
Total lease payments	11,150
Less: imputed interest	–
Present value of lease liabilities	$39,521

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

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as September 30, 2026.

Acquisition Payable

As discussed in Note 5, the acquisition payable of $500,000 was due in 90 days from the acquisition closing date which was March 13, 2025. On March 4, 2026, the $430,000 owed to Shinto Matthew was converted into equity.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at September 30, 2026 and March 31, 2026 was 500,000,000 authorized common shares with a par value of $0.001 per share, and 25,000,000 authorized preferred shares with a par value of $0.001 per share.

Common Stock

During the six months ended September 30, 2026 and 2025, the Company sold 1,000 shares and 1,812 shares of its common stock and received cash consideration of $4,500 and $8,150, respectively.

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

Series A Preferred Stock

Of the 25,000,000 authorized preferred shares, 1,000,000 shares have been designated as Series A. There are 292,000 shares issued and outstanding as of September 30, 2026 and March 31, 2026, respectively.

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

As a result of all preferred stock issuances, the total issued and outstanding shares of preferred stock were 292,000 shares as of September 30, 2026 and March 31, 2026, respectively.

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

The 2022 Plan is administered by our board of directors; however, the board of directors may designate administration of the 2022 Plan to a committee consisting of at least two independent directors. Awards may be made under the 2022 Plan for up to 5,000,000 shares of common stock of the Company. Only employees of our Company or of an “Affiliated Company”, as defined in the 2022 Plan, (including members of the board of directors if they are employees of our Company or of an Affiliated Company) are eligible to receive incentive stock options under the 2022 Plan. Employees of our Company or of an Affiliated Company, members of the board of directors (whether or not employed by our company or an Affiliated Company), and “Service Providers”, as defined in the 2022 Plan, are eligible to receive non-qualified options, restricted stock units, and stock appreciation rights under the 2022 Plan. All awards are subject to Section 162(m) of the Internal Revenue Code. As of September 30, 2026 and March 31, 2026, 4,750,000 shares of common stock awards remain available for issuance pursuant to 2022 Plan. As of September 30, 2026, there are no stock options outstanding under the 2022 Plan.

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

The 2022 Plan will continue in effect until all the stock available for grant or issuance has been acquired through the exercise of options or grants of shares, or until ten years after its adoption, whichever is earlier. Awards under the 2022 Plan may also be accelerated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all our assets. There were no new issuances of stock options or awards during the six months ended September 30, 2026

NOTE 9 – SUBSEQUENT EVENTS

On March 4, 2026, the Company converted $430,000 of indebtedness owed to Shinto Matthew into equity, pursuant to which the Company agreed to issue 95,555 shares of its common stock. The common stock shares related to this conversion were subsequently issued on June 11, 2026.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Results of Operations for the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025 (Unaudited)

Revenues and Cost of Revenues

We recorded $26,000 in revenues from the implementation of services, licensing fees, and subscription revenues of internal-use software under Millenium Payment Hub platform provided to the customers, for the three months ended September 30, 2026. We recorded $29,650 in revenues from the implementation of internally generated software under Millenium Payment Hub platform provided to customers for the three months ended September 30, 2025. We did not sell any prepaid debit or gift cards to the customers during the three months ended September 30, 2026 and 2025, respectively.

Cost of revenues associated with the implementation of services, licensing fees and subscription revenues of internal-use software under Millenium Payment Hub for services excludes software amortization, which is included in general and administrative expense, totaled $22,059 and $24,624 for the three months ended September 30, 2026 and 2025, respectively. Cost of revenues from the sale of prepaid debit/gift cards for the three months ended September 30, 2026 and 2025 was $0, respectively.

Operating Expenses

Operating expenses incurred by the Company included legal, accounting and professional fees, all costs associated with marketing, advertising and promotion, research and development, rent, payroll, travel, software amortization and other general and administrative expenses. We recorded operating expenses of $264,249 and $467,482 for the three months ended September 30, 2026 and 2025, respectively. The net decrease in operating expenses of $203,232 was primarily due to decrease in combined expenses of BlueOne Technologies Inc. and Millenium EBS Inc. (acquired on December 13, 2024). The decrease in expenses resulted due to decrease in consulting expenses, marketing expenses, professional fees relating to legal accounting & audit fees, software amortization, and other general and administrative expenses.

Other Income (Expense)

Interest expense related to financing the purchase of Company vehicle and credit card interest totaled $5,378 and $5,622 for the three months ended September 30, 2026 and 2025, respectively. Interest expense decreased primarily as a result of credit card interest for the three months ended September 30, 2026, as compared to the same period in 2025.

Non-controlling interest

We recorded non-controlling interest of loss in our majority-owned subsidiary Millenium EBS (acquired on December 13, 2024) allocated to the non-controlling interest owners of the subsidiary of $70,157 and $79,447 for the three months ended September 30, 2026 and 2025, respectively.

Net Loss

We reported a net loss of $173,471 and $364,007 for the three months ended September 30, 2026 and 2025, respectively. The decrease in net loss was primarily due to the decrease in operating expenses.

Results of Operations for the Six Months Ended September 30, 2026 Compared to the Six Months Ended September 30, 2025 (Unaudited)

Revenues and Cost of Revenues

We recorded $37,000 in revenues from the implementation of services, licensing fees, and subscription revenues of internal-use software under BlueOne Technologies and Millenium Payment Hub platform provided to the customers, for the six months ended September 30, 2026. We recorded $125,206 in revenues from the implementation of internally generated software under Millenium Payment Hub platform provided to customers for the six months ended September 30, 2025. We did not sell any prepaid debit or gift cards to the customers during the six months ended September 30, 2026 and 2025, respectively.

Cost of revenues associated with the implementation of services and subscription revenues of internal-use software under Millenium Payment Hub for services excludes software amortization, which is included in general and administrative expense, totaled $40,890 and $59,684 for the six months ended September 30, 2026 and 2025, respectively. Cost of revenues from the sale of prepaid debit/gift cards for the six months ended September 30, 2026 and 2025 was $0 and $0, respectively.

Operating Expenses

Operating expenses incurred by the Company included legal, accounting and professional fees, all costs associated with marketing, advertising and promotion, research and development, rent, payroll, travel, software amortization and other general and administrative expenses. We recorded operating expenses of $557,463 and $900,961 for the six months ended September 30, 2026 and 2025, respectively. The net decrease in operating expenses of $343,498 was primarily due to decrease in combined expenses of BlueOne Technologies Inc. and Millenium EBS Inc. (acquired on December 13, 2024). The decrease in expenses resulted due to decrease in consulting expenses, marketing expenses, professional fees relating to legal accounting & audit fees, software amortization, and other general and administrative expenses.

Other Income (Expense)

Interest expense related to financing the purchase of Company vehicle and credit card interest totaled $10,687 and $11,212 for the six months ended September 30, 2026 and 2025, respectively. Interest expense decreased primarily as a result of credit card interest for the six months ended September 30, 2026, as compared to the same period in 2025.

Non-controlling interest

We recorded non-controlling interest of loss in our majority-owned subsidiary Millenium EBS (acquired on December 13, 2024) allocated to the non-controlling interest owners of the subsidiary of $138,441 and $148,930 for the six months ended September 30, 2026 and 2025, respectively.

Net Loss

We reported a net loss of $392,708 and $638,037 for the six months ended September 30, 2026 and 2025, respectively. The decrease in net loss was primarily due to the decrease in operating expenses.

Liquidity and Capital Resources

Liquidity and Capital Resources for the six months ended September 30, 2026 and 2025, respectively:

	Sept 30, 2026	Sept 30, 2025
Summary of Cash Flows:
Net cash used in/provided by operating activities	$(168,185)	$(51,648)
Net cash used in/provided by investing activities	–	(2,024)
Net cash used in/provided by financing activities	4,500	8,150
Net increase (decrease) in cash	(163,685)	(45,522)
Cash - Beginning of the period	177,159	46,018
Cash - End of the period	$13,475	$496

Operating Activities

Cash used in operating activities for the six months ended September 30, 2026 was $168,185, primarily as a result of net loss of $531,150, depreciation and amortization of $203,500, non-cash rent expense of $11,151, increase in other assets: prepaid deposits of 18,425, increase in liabilities of $181,665, decrease in accounts receivable of $7,277, and decrease in deferred revenue of $2,700.

Cash used in operating activities for the six months September 30, 2025 was $51,648, primarily as a result of net loss of $786,967, depreciation of $53,434, non-cash rent expense of $2,344, amortization of internal-use software of $203,500, increase in accounts receivable of $9,266, increase in accounts payable and accrued liabilities of $62,430, increase in compensation payable to officer of $109,807, increase in deferred revenues of $93,953, and an increase in related party payables of $219,117.

Investing Activities

Net cash used in investing activities for the six months ended September 30, 2026, was $0. Net cash used in investing activities for the six months ended September 30, 2025, was $2,024, due to purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2026, was $4,500. Net cash provided by financing activities for the six months ended September 30, 2025, was $8,150.

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not yet generated any significant revenues and has suffered operating losses since July 6, 2007 (Inception Date) to date. The Company recorded for the six months ended September 30, 2026, a net loss attributable to common stockholders of $392,708, net cash flows used in operating activities of $168,185 and has an accumulated deficit and working capital deficit of $8,260,908 and $2,391,504 as of September 30, 2026. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern operation for a period of 12 months from the issuance date of these condensed consolidated financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Currently, there is only one officer and two independent directors, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer (who also serves as the principal financial and accounting officer) believes that the Company’s disclosure controls and procedures are not effective as of September 30, 2026 due to the material weaknesses in internal control over financial reporting. We noted deficiencies involving lack of segregation of duties, lack of internal control documentation that we believe to be material weaknesses. Other material weaknesses include lack of monitoring controls over the evaluation of impairment of intangibles and long-lived assets.

Changes in Internal Control over Financial Reporting

Other than the deficiencies as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended September 30, 2026, the Company sold 1,000 shares of common stock.

Shares of common stock are issued and sold pursuant to exemptions from the registration requirements of Section 5 of the Securities Act contained in Section 4(a)(2) and/or Regulation D thereof. No sales commissions were paid in connection with the sales of these securities, and no general solicitation was used.

Item 5. Other Information.

During the six months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BlueOne Technologies, Inc.

Date: November 12, 2026	By:	/s/ Nabil A. Bader
Nabil A. Bader
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

